Form 10-Q
period 1995-03-31
KINNARD INVESTMENTS INC
filed 1995-05-15
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1995           Commission File No.      0-9377


                        KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


        Minnesota                                     41-0972952
(State of incorporation)                           (I.R.S. Employer
                                                   identification number)


920 Second Avenue South, Minneapolis, Minnesota 55402     (612) 370-2700
   (Address of principal executive offices)              Telephone number


                                 Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes X    No


Shares of $0.02 par value common stock outstanding at May 11, 1995: 6,261,451

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  (In thousands)

                                                                                                       March 31,   December 31,
                                                                                                          1995         1994
                                                                                                      (unaudited)

ASSETS

   Cash and cash equivalents                                                                           $  3,589    $  2,750
   Receivable from clearing firm and other broker-dealers                                                 3,593       1,618
   Receivable from customers                                                                              5,280       3,324
   Miscellaneous receivables                                                                              1,464       1,579
   Trading securities, at market                                                                          7,559       9,952
   Office equipment at cost, less accumulated depreciation
         of $2,940 and $2,710, respectively                                                               2,198       2,234
   Investment securities, at fair value                                                                   8,404       7,193
   Income tax receivable                                                                                  1,384       1,187
   Deferred tax asset                                                                                       564         946
   Other assets                                                                                             727         834

Total assets                                                                                           $ 34,762    $ 31,617


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                                                       $  2,600    $      0
   Due to clearing firm and other broker-dealers                                                            435       1,945
   Payable to customers                                                                                   3,066       2,152
   Securities sold but not yet purchased                                                                  1,404         665
   Employee compensation and related taxes payable                                                        1,960       2,365
   Other accounts payable and accrued expenses                                                            3,041       3,415

Total liabilities                                                                                        12,506      10,542


Commitments and Contingent Liabilities

Minority interest                                                                                            (1)          0

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                                       0           0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                                   0           0
   Common stock, $.02 par value; authorized 7,500
       shares; issued and outstanding 6,261 and
       5,881 shares, respectively                                                                           125         118
   Additional paid-in capital                                                                            13,706      12,861
   Unearned compensation                                                                                    (15)        (26)
   Retained earnings                                                                                      8,441       8,122

Total shareholders' equity                                                                               22,257      21,075


Total liabilities and shareholders' equity                                                             $ 34,762    $ 31,617


See Notes to Consolidated Financial Statements

                      KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                         (In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                         1995        1994
                                                                                     (Unaudited  (Unaudited)
Revenues:
    Commission income                                                                $  5,615    $  6,873
    Principal transactions                                                              6,978       6,926
    Investment account income                                                             871         241
    Investment banking                                                                    198       1,640
    Interest                                                                              406         345
    Other                                                                                 835         716

Total revenues                                                                         14,903      16,741


Operating Expenses:
    Compensation and benefits                                                           7,745       9,742
    Bank commissions                                                                    2,122       2,420
    Floor brokerage and clearance                                                         916         967
    Communications                                                                        315         310
    Occupancy, equipment and computer                                                   1,435       1,382
    Other                                                                               1,868       1,703
Total operating expenses                                                               14,401      16,524

Income before income taxes                                                                502         217

Income tax expense                                                                        187          66

Minority interest                                                                          (2)          0

Net income                                                                           $    317    $    151

Earnings per common share:
    Primary                                                                          $    .05    $    .02
    Fully diluted                                                                    $    .05    $    .02

Weighted average number of common and common equivalent shares outstanding:
      Primary                                                                           6,052       6,274
      Fully diluted                                                                     6,269       6,275


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     (In thousands, except per share data)

                                                                     Additional   Unearned
                                              Common Stock Issued     Paid-in     Compen-    Retained
                                               Shares     Amount      Capital     sation     Earnings

Balance, December 31, 1992                      3,798    $     76    $  4,146    $      0    $  8,950


Issuance of shares under employee
   stock purchase plan                            336           7       1,374
Issuance of shares under employee
   stock option plan                               17           0          31
Dividends on common stock ($.15 per share)                                                       (817)
Exercise of warrants                               37           1          69
Secondary public offering                       1,725          35       7,023
Issuance of shares to the employee
   stock ownership trust                          106           2         539
Repurchase of stock                                (9)          0         (51)
Issuance of restricted stock                       23           0         114        (107)
Net income                                                                                      3,797

Balance, December 31, 1993                      6,033         121      13,245        (107)     11,930


Dividends on common stock ($.10 per share)                                                       (598)
Exercise of warrants                               21           0          47
Issuance of shares under employee
   stock option plan                               57           1         299
Repurchase of stock                              (230)         (4)       (730)
Amortization of unearned compensation                                                  81
Net loss                                                                                       (3,210)

Balance, December 31, 1994                      5,881    $    118    $ 12,861    ($    26)   $  8,122


Dividends on common stock  (adjustment)                                                             2
Exercise of warrants                              381           7         850
Amortization of unearned compensation                                                   5
Forfeiture of restricted shares                    (1)                     (5)          6
Net income                                                                                        317

Balance, March 31, 1995                         6,261    $    125    $ 13,706    ($    15)   $  8,441



See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                        Three Months Ended
                                                            March 31,
                                                        1995        1994
                                                     (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm    $ 13,739    $ 18,631
    Cash paid to suppliers and employees               (16,067)    (16,978)
    Minority interest                                        2           0
    Interest:
       Received                                            406         345
       Paid                                                (17)         (3)
    Income taxes paid                                       (1)        (80)

Net cash provided by (used in) operating activities     (1,938)      1,915


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities          5,278       1,546
    Purchase of:
       Office equipment                                   (193)       (337)
       Investment securities                            (5,618)     (3,574)

Net cash used in investing activities                     (533)     (2,365)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                 857         246
    Proceeds from notes payable                          2,600           0
    Dividends paid                                        (147)       (151)

Net cash provided by financing activities                3,310          95


Increase (decrease) in cash and cash equivalents           839        (355)

Cash and cash equivalents at beginning of period         2,750       4,283


Cash and cash equivalents at end of period            $  3,589    $  3,928


      See Notes to Consolidated Financial Statements

                                    KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (continued)
                                                  (In thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                           1995        1994
                                                                       (Unaudited) (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income                                                           $   317    $   151
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                    229        231
            Unearned compensation                                              6         21
            Net unrealized gain on investment securities                  (1,000)      (249)
            Net realized loss on sale of investment securities               129          8
            Deferred income taxes                                            382        147
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers    (1,975)       (95)
               Receivable from customers                                  (1,956)     3,284
               Miscellaneous receivables                                     115
               Trading securities, at market                               2,393     (1,859)
               Income tax receivable                                        (197)      (161)
               Other assets                                                  107       (639)
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers              (1,510)     1,612
               Payable to customers                                          914       (654)
               Securities sold but not yet purchased                         739      1,800
               Employee compensation and related taxes payable              (405)    (2,280)
               Other accounts payable and accrued expenses                  (225)       598
               Minority interest                                              (1)         0


Net cash provided by (used in) operating activities                      ($1,938)   $ 1,915



See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

The consolidated statement of financial condition as of March 31, 1995 and other financial information for the three months ended March 31, 1995 and 1994, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

For comparability, certain 1994 amounts have been reclassified to conform with the presentation for 1995. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.   Net Capital Requirements

Pursuant to the net capital provisions of the Securities Exchange Act of 1934, the Company's subsidiaries, John G. Kinnard and Company, Inc. (JGK), and PRIMEVEST Financial Services, Inc. (PFS), are required to maintain a minimum net capital as defined under such provisions. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1.

At March 31, 1995, JGK had net capital of $3.5 million, a net capital requirement of $728,000 and a ratio of aggregate indebtedness to net capital of
1.10 to 1. PFS had net capital of $2.1 million, a net capital requirement of $504,000 and a ratio of aggregate indebtedness to net capital of 3.64 to 1.


Note 3.   Shareholders' Equity

In February 1995, the Company announced that it had discontinued the regular quarterly dividend until further notice. The payment of future dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors.

During the first quarter of 1995, the Company granted 50,000 options to purchase shares of the Company's common stock at a price of $3.58 per share

At December 31, 1994 there were outstanding warrants to purchase 419,973 shares of the Company's common stock at an exercise price of $2.25 per share with an expiration date of February 1995. In January and February 1995, 381,056 warrants were exercised generating proceeds of $857,000. The warrants that were not exercised expired.

During 1994, the Company repurchased 229,769 shares of its common stock at a total cost of $734,000. There were no shares repurchased in the first quarter of 1995. The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 242,769 shares have been repurchased as of March 31, 1995.

Note 4.   Commitments and Contingent Liabilities

JGK was one of many brokerage firms across the country through whom investors purchased limited partnership interests and mortgage loan units from a number of limited partnerships sponsored by Citi-Equity Group, Inc. ("Citi-Equity") for the purpose of building and maintaining affordable housing projects. On May 18, 1994, investors, assisted by JGK, commenced an involuntary bankruptcy case against Citi-Equity, resulting in the removal of its president from control over Citi-Equity. Although many of the projects are built, leased and functioning, others have not been built, and many others suffer from a variety of problems. A number of purported class action lawsuits have been commenced against JGK alleging some or all of the following claims: violation of state and federal securities laws, negligent and fraudulent misrepresentation and consumer fraud. Each seeks an unspecified amount of damages. JGK believes it has substantial defenses against these claims, and intends to defend itself vigorously. The proportion of the money invested that investors ultimately may lose is not ascertainable because there is insufficient information on many variables. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.

In October 1994, a purported class action lawsuit was commenced in U.S. District Court for the District of Minnesota, against Palace Casinos, Inc. ("Palace Casinos") and a number of other defendants, including JGK, alleging violation of state and federal securities laws and breach of fiduciary duty. The lawsuit seeks an unspecified amount of damages. The plaintiff seeks to represent a class of persons who purchased Palace Casinos preferred stock in a private placement, in which JGK acted as a selling agent. In November 1994, a substantially similar action was initiated by four named individuals in the same court, and other actions have been threatened. JGK believes it has substantial defenses against these claims, and intends to defend itself vigorously. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.

JGK is a defendant in various other actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these other matters cannot be predicted with certainty, the Company's management believes that while the outcome of these matters may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions is not expected to have a material effect on the financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1994.


Results of Operations

The following table sets forth a summary of changes in the major categories of revenues and expenses:


                                          Three Months Ended
Unaudited                             March 31, 1995 versus 1994
                                          Increase (decrease)

Revenues:
      Commission income                   ($1,258)       (18%)
      Principal transactions                   52          1
      Investment account income               630        261
      Investment banking                   (1,442)       (88)
      Interest                                 61         18


      Operating Expenses:
      Compensation and benefits            (1,997)       (20)
      Bank commissions                       (298)       (12)
      Floor brokerage and clearance           (51)        (5)
      Communications                            5          2
      Occupancy, equipment and computer        53          4
      Other                                   165         10

      Total operating expenses             (2,123)       (13)

      Income before income taxes              285        131

      Income taxes                            121        183

      Minority interest                        (2)      (100)

      Net income                          $   166        110%

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1995 and 1994

During the first quarter of 1995, the Dow Jones Industrial Average broke through the 4000 barrier and the Nasdaq Composite increased by 9.9%. The generally favorable market conditions contributed to revenues increasing 27% from the fourth quarter of 1994, although compared to the first quarter of 1994 revenues decreased 11% as retail activity did not fully recover from depressed levels in the second half of 1994. Combined with expense reductions and an increase in the valuation of the investment account, the Company reported improved results in the current quarter. Primary earnings per share for the three months ended March 31, 1995 were $.05, which compares to $.02 in the first quarter of last year.

Commissions from sales of mutual fund products decreased by $1.0 million during the first quarter of 1995 versus the same quarter in 1994 contributing to the $1.3 million decrease in commission income. Revenues from the sale of limited partnerships and commodities decreased $253,000 as the Company discontinued selling these products. These declines were offset by increases from the sales of over-the-counter equities and insurance products.

Income from principal transactions was virtually the same between the first quarter of 1994 and 1995. Income from equity principal transactions declined $764,000 because of relatively strong results in the prior year. Income from fixed income transactions increased $816,000 due in part to a decline in interest rates. The long-term treasury yield began the year at 7.9% and decreased to 7.4% by quarter-end.

The Company recorded an increase in the valuation of the investment account of $871,000 during the period, compared to an increase of $241,000 for the same period last year. The investment account has historically produced volatile results for the Company.

Investment banking revenues declined by $1.4 million due to a weak underwriting market in the current period. The Company did not complete any financings during the quarter, versus two public offerings and one private placement for the same period last year.

Employee compensation declined by $2.0 million as revenue based compensation declined with operating revenues and the implementation of a cost containment program which lead to lower employment levels. The total number of full-time employees at March 31, 1995 is down 8% from a year ago.

Bank commissions decreased by $298,000, which was in line with the decrease in corresponding revenues. Other operating costs increased by $165,000 or 10% due to expenditures incurred to close JGK's Phoenix branch office and legal services associated with ongoing litigation.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of the Company's trading and investment securities are stated at quoted market value and are readily marketable. The less liquid trading and investment securities are stated at fair value as determined by management's best estimate.

During the three months ended March 31, 1995, the value of trading securities decreased $2.4 million and securities sold but not yet purchased increased by $739,000. The decline in trading securities was primarily due to lower market volumes, but was also the result of more extensive risk management practices.

As securities broker-dealers, JGK and PFS are required by SEC regulations to meet certain liquidity and capital standards. JGK and PFS have been in compliance with these regulations at all times.

Based on the Company's current liquidity positions, available bank lines and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.


Investing Activities

The majority of investment activity during the current period resulted from the sale and repurchase of securities held in the Company's investment account. A large portion of the investment account is comprised of liquid investment-grade fixed income securities, which matured or were sold and the proceeds were then re-invested.


Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At March 31, 1995 and December 31, 1994 there were outstanding balances of $2.6 million and $0, respectively, under these facilities.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

         See Note 4 in Notes to Consolidated Financial Statements.

ITEM 2 -  CHANGES IN SECURITIES

         None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 -  OTHER INFORMATION

         None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27 - Financial Data Schedule (filed in electronic format only)

         (b)  Reports on Form 8-K

              None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KINNARD INVESTMENTS, INC.


  /s/  Stephen H. Fischer
Stephen H. Fischer
Treasurer (principal financial officer)




Date            05/11/95

                           KINNARD INVESTMENTS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995


EXHIBIT NO.                                 DESCRIPTION

   27                                       Financial Data Schedule