Form 10-Q
period 1995-06-30
KINNARD INVESTMENTS INC
filed 1995-08-14
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934




    For the quarter ended    June 30, 1995         Commission File No.   0-9377



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


     Shares of $0.02 par value  common  stock  outstanding  at August 11,  1995:
6,261,451

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 (In thousands)

                                                                               June 30,   December 31,
                                                                                 1995       1994
                                                                              (Unaudited)
ASSETS

   Cash and cash equivalents                                                  $  4,070    $  2,750
   Receivable from clearing firm and other broker-dealers                        4,573       1,618
   Receivable from customers                                                     5,301       3,324
   Miscellaneous receivables                                                     1,599       1,579
   Trading securities, at market                                                 8,840       9,952
   Office equipment at cost, less accumulated depreciation
         of  $3,189 and  $2,710, respectively                                    2,034       2,234
   Investment securities, at fair value                                         10,834       7,193
   Income tax receivable                                                             0       1,187
   Deferred tax asset                                                              699         946
   Other assets                                                                    721         834
Total assets                                                                  $ 38,671    $ 31,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                              $    370    $      0
   Due to clearing firm and other broker-dealers                                    70       1,945
   Payable to customers                                                          3,451       2,152
   Securities sold but not yet purchased                                         1,130         665
   Employee compensation and related taxes payable                               3,802       2,365
   Income tax payable                                                            1,034           0
   Other accounts payable and accrued expenses                                   5,288       3,415
Total liabilities                                                               15,145      10,542

Commitments and Contingent Liabilities

Minority Interest                                                                   (2)          0

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding              0           0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding          0           0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,261 and 5,881 shares, respectively                            125         118
   Additional paid-in capital                                                   13,706      12,861
   Unearned compensation                                                           (10)        (26)
   Retained earnings                                                             9,707       8,122
Total shareholders' equity                                                      23,528      21,075

Total liabilities and shareholders' equity                                    $ 38,671    $ 31,617


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             1995         1994        1995        1994
                                                (Unaudited)              (Unaudited)
Revenues:
    Commission income                      $  6,656    $  6,110    $ 12,271    $ 12,982
    Principal transactions                    8,403       5,363      15,381      12,289
    Investment account income                 3,645        (500)      4,515        (259)
    Investment banking                        1,298       1,950       1,496       3,591
    Interest                                    415         391         822         736
    Other                                     1,002         712       1,837       1,428
Total revenues                               21,419      14,026      36,322      30,767

Operating Expenses:
    Compensation and benefits                10,027       8,762      17,772      18,503
    Bank commissions                          2,349       2,528       4,470       4,948
    Floor brokerage and clearance             1,038         881       1,954       1,848
    Communications                              314         345         630         655
    Occupancy, equipment and computer         1,437       1,458       2,871       2,840
    Litigation settlement charge              1,992           0       1,992           0
    Other                                     2,106       2,169       3,975       3,873
Total operating expenses                     19,263      16,143      33,664      32,667

Income (loss) before income taxes             2,156      (2,117)      2,658      (1,900)

Income tax expense (benefit)                    891        (847)      1,077        (781)

Minority interest                                (1)          0          (2)          0

Net income (loss)                          $  1,266    ($ 1,270)   $  1,583    ($ 1,119)

Earnings (loss) per common share:
      Primary                              $    .20    ($   .21)   $    .26    ($   .19)
      Fully diluted                        $    .20    ($   .21)   $    .25    ($   .18)

Weighted average number of common and
   common equivalent shares outstanding:
      Primary                                 6,269       6,045       6,165       6,036
      Fully diluted                           6,277       6,055       6,281       6,052


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                     (In thousands, except per share data)

                                                                     Additional  Unearned
                                               Common Stock Issued    Paid-in    Compen-     Retained
                                               Shares      Amount     Capital    sation      Earnings
Balance, December 31, 1992                      3,798    $     76    $  4,146    $      0    $  8,950

Issuance of shares under employee
   stock purchase plan                            336           7       1,374
Issuance of shares under employee
   stock option plan                               17           0          31
Dividends on common stock ($.15 per share)                                                       (817)
Exercise of warrants                               37           1          69
Secondary public offering                       1,725          35       7,023
Issuance of shares to the employee
   stock ownership trust                          106           2         539
Repurchase of stock                                (9)          0         (51)
Issuance of restricted stock                       23           0         114        (107)
Net income                                                                                      3,797
Balance, December 31, 1993                      6,033         121      13,245        (107)     11,930

Dividends on common stock ($.10 per share)                                                       (598)
Exercise of warrants                               21           0          47
Issuance of shares under employee
   stock option plan                               57           1         299
Repurchase of stock                              (230)         (4)       (730)
Amortization of unearned compensation                                                  81
Net loss                                                                                       (3,210)
Balance, December 31, 1994                      5,881         118      12,861         (26)      8,122

Dividends on common stock (adjustment)                                                              2
Exercise of warrants                              381           7         850
Amortization of unearned compensation                                                  10
Forfeiture of restricted shares                    (1)                     (5)          6
Net income                                                                                      1,583
Balance, June 30, 1995 (unaudited)              6,261    $    125    $ 13,706    ($    10)   $  9,707


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

                                                          Six Months Ended
                                                              June 30,
                                                          1995        1994
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm     $ 28,969    $ 36,397
    Cash paid to suppliers and employees                (31,445)    (35,783)
    Minority interest                                         2           0
    Interest:
       Received                                             822         736
       Paid                                                 (49)        (13)
    Income taxes paid                                     1,390        (200)
Net cash provided by (used in) operating activities        (311)      1,137

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities          17,746       5,168
    Purchase of:
       Office equipment                                    (323)       (762)
       Investment securities                            (16,872)     (6,622)
 Net cash provided by (used in) investing activities        551      (2,216)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (repurchase of) common stock              857        (164)
    Proceeds from (repayment of) notes payable              370        (600)
    Dividends paid                                         (147)       (304)
Net cash provided by (used in)  financing activities      1,080      (1,068)

Increase (decrease) in cash and cash equivalents          1,320      (2,147)

Cash and cash equivalents at beginning of period          2,750       4,283

Cash and cash equivalents at end of period             $  4,070    $  2,136


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                           1995       1994
                                                                             (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                    $ 1,583    ($1,119)
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
            Depreciation and amortization                                    483        479
            Unearned compensation                                             11         43
            Net unrealized loss (gain) on investment securities           (1,615)       365
            Net realized gain on sale of investment securities            (2,900)      (106)
            Net realized loss on sale of assets                               40          0
            Deferred income tax                                              247        (65)
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers    (2,955)      (144)
               Receivable from customers                                  (1,977)     2,738
               Miscellaneous receivables                                     (20)      (283)
               Trading securities, at market                               1,112      4,100
               Income tax receivable                                       1,187       (916)
               Other assets                                                  113        211
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers              (1,875)      (650)
               Payable to customers                                        1,299       (492)
               Securities sold but not yet purchased                         465        (96)
               Employee compensation and related taxes payable             1,437     (2,989)
               Income taxes payable                                        1,034          0
               Other accounts payable and accrued expenses                 2,020         61

Net cash provided by (used in) operating activities                      ($  311)   $ 1,137




See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

              The consolidated statement of financial condition as of June 30, 1995 and other financial information for the six months ended June 30, 1995 and 1994, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

              For comparability, certain 1994 amounts have been reclassified to conform with the presentation for 1995. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.       Net Capital Requirements

              The Company's two broker-dealer subsidiaries, John G. Kinnard and Company, Inc. (JGK), and PRIMEVEST Financial Services, Inc. (PFS), are subject to the Securities and Exchange Commission's uniform net capital rule, which requires maintaining minimum net capital as defined under such provisions and may prohibit the Company from expanding its business or paying cash dividends if certain criteria are not met.

              JGK computes its net capital using the standard net capital method, which requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. At June 30, 1995, JGK had net capital of $4.0 million, a net capital requirement of $694,000 and a ratio of aggregate indebtedness to net capital of 2.23 to 1.

              In April 1995, PFS made a change from the standard net capital method to the alternative method of computing net capital, which requires that the percentage of net capital to aggregate debit items, both as defined, be greater than 2%. At June 30, 1995, PFS had net capital of $1.8 million, a net capital requirement of $250,000 and a ratio of aggregate debit items of 31%.

Note 3.       Shareholders' Equity

              In February 1995, the Company announced that it had discontinued its regular quarterly dividend until further notice. The payment of future dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company's earnings, regulatory capital requirements, financial condition, and other relevant factors.

              During the first six months of 1995, the Company granted options to purchase 57,500 shares of the Company's common stock at prices ranging from $3.55 to $3.58 per share.

              At December 31, 1994 there were outstanding warrants to purchase 419,973 shares of the Company's common stock at an exercise price of $2.25 per share with an expiration date of February 1995. In January and February 1995, warrants were exercised for the purchase of 381,056 shares of common stock generating proceeds of $857,000. The warrants that were not exercised expired.

              The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 242,769 shares had been repurchased as of December 31, 1994. There have been no shares repurchased in the first six months of 1995.

Note 4.       Commitments and Contingent Liabilities

              JGK was one of many brokerage firms across the country through whom investors purchased limited partnership interests and mortgage loan units from a number of limited partnerships sponsored by Citi-Equity Group, Inc. ("Citi-Equity") for the purpose of building and maintaining affordable housing projects. Although many of the projects are built, leased and functioning, others have not been built, and many others suffer from a variety of problems. A number of purported class action lawsuits were commenced against JGK alleging some or all of the following claims: violation of state and federal securities laws, negligent and fraudulent misrepresentation and consumer fraud. Each seeks an unspecified amount of damages. In June 1995, JGK reached a settlement, subject to certain conditions and judicial approval, resolving all claims against it in the putative class action lawsuits pending in state and federal courts relating to Citi-Equity litigation. As part of the settlement, JGK agreed to pay $1 million in cash, to transfer its interest in the principal amount of approximately $1.4 million Class C Mortgage Pass-Through Certificates in the MCA Multi-Family Affordable Housing REMIC ("MCA Bond"), and to pay 20% of the profits, if any, to a maximum amount of $1 million, which may be realized from the sale of shares of stock that may be obtained through the exercise of certain warrants currently held by JGK. These warrants are exercisable during various periods through April 2000. A one-time pre-tax charge of approximately $2 million was recorded in the current period related to the Citi-Equity settlement. The charge in the current period is less than the $3.4 million maximum amount of the settlement because JGK was carrying the MCA Bond at a value below the principal amount, and the portion of the settlement related to warrant appreciation will only be accrued for when the value of warrants increase, or when the warrants or shares obtained on the exercise of warrants are sold.

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


Results of Operations

          The following table sets forth a summary of changes in the major categories of revenues and expenses:

                                 (In thousands)

           Unaudited                               Three months ended      Six months ended
                                                 June 30, 1995 vs. 1994   June 30, 1995 vs. 1994
                                                  Increase (decrease)      Increase (decrease)
           Revenues:
             Commission income                   $   546          9%      ($  711)        (5%)
             Principal transactions                3,040         57         3,092         25
             Investment account income             4,145        829         4,774      1,843
             Investment banking                     (652)       (33)       (2,095)       (58)
             Interest                                 24          6            86         12
             Other                                   290         41           409         29
             Total revenues                        7,393         53         5,555         18

           Operating Expenses:
             Compensation and benefits             1,265         14          (731)        (4)
             Bank commissions                       (179)        (7)         (478)       (10)
             Floor brokerage and clearance           157         18           106          6
             Communications                          (31)        (9)          (25)        (4)
             Occupancy, equipment and computer       (21)        (1)           31          1
             Litigation settlement charge          1,992        100         1,992        100
             Other                                   (63)        (3)          102          3
             Total operating expenses              3,120         19           997          3

           Income before income taxes              4,273        202         4,558        240

           Income taxes                            1,738        205         1,858        238

           Minority interest                          (1)       100            (2)       100

           Net income                            $ 2,536        200%      $ 2,702        241%


Three months ended June 30, 1995 and 1994

The Company had record revenues in the current period as a result of favorable market conditions and a substantial increase in the valuation of the investment account. Revenues of $21.4 million in the second quarter of 1995 compare to $14.0 million in the prior year, a 53% increase. The higher revenues combined with benefits from the Company's cost reduction efforts contributed to primary earnings per share improving to $.20 from a loss ($.21) last year. The current quarter results included a one-time, pretax charge of approximately $2.0 million resulting from a settlement of all claims against JGK in class action lawsuits relating to the Citi-Equity litigation (see Note 4).

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Three months ended June 30, 1995 and 1994 (continued)

Commission income increased by 9% during the quarter compared to last year due to strong sales of listed and over-the-counter securities as equity markets reached record levels during the quarter. These increases were offset by modest decreases in the sale of mutual fund and insurance products.

Revenue from principal transactions increased to $8.4 million from $5.4 million for the same period last year. Income from equity transactions increased by 70% as the Company's core market of emerging growth stocks was particularly strong. Income from debt transactions increased by 31% due to declining interest rates and comparison to weak results in the prior year.

The $3.6 million of investment account income in the current period was largely due to a gain on the sale of one security in the portfolio. This compares to a loss of $.5 million in the prior year. The investment account has historically produced volatile results for the Company.

Investment banking revenues were down by $652,000 as the Company completed two underwritings during the quarter, compared to three underwritings during the same quarter last year. The prior year also included results of a lease financing subsidiary that ceased new business activity in early 1995.

Employee compensation rose by 14% as revenue based compensation increased in line with revenues. However, fixed salaries were down as a result of cost reduction programs that were implemented during the past year. The total number of employees at June 30, 1995 is down 13% from a year ago.

Bank commission expense declined by 7% and floor brokerage and clearance expense increased by 18%, both of which were in line with changes in related revenues.

Communication and occupancy costs were down from last year due to moving the corporate headquarters last year and the closing of certain branch offices. The litigation settlement charge is an expense associated with the proposed settlement of Citi-Equity litigation, which is subject to certain conditions and judicial approval.


Six months ended June 30, 1995 and 1994

Revenues for the first six months increased 18% from the prior year. The investment account provided the largest revenue improvement, with income of $4.5 million in the first half of 1995 versus a loss of $259,000 in the prior year. Revenue from principal transactions increased 25% from the prior year due to strong equity markets in 1995 and comparison to weak fixed income results in 1994. Revenues declined from the sale of mutual funds, insurance, commodities and direct participation programs, the latter two resulting from decisions to discontinue selling these products.

The increase in total expenses of 3% was considerably less than the increase in revenues due in part to the implementation of expense reduction programs that were started in mid 1994. Compensation, bank commissions and communication expenses declined, while floor brokerage and clearance, occupancy and other expenses increased modestly. Excluding the $2.0 million charge related to the Company's settlement of Citi-Equity litigation described in Note 4, total expenses would have declined 3% from the prior year.

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

During the six months ended June 30, 1995, the value of trading securities decreased $1.1 million and securities sold but not yet purchased increased by $465,000. Trading securities were reduced even though trading volume increased due in part to more extensive risk management practices.

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


Investing Activities

The majority of investing activity during the current period resulted from the sale and purchase of securities held in the investment account. A large portion of the investment account is comprised of liquid investment-grade fixed income securities, which matured or were sold and the proceeds re-invested.


Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At June 30, 1995 and December 31, 1994 there were outstanding balances of $370,000 and $0, respectively, under these facilities.

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



         ITEM 1 -  LEGAL PROCEEDINGS
                    See Note 4 in Notes to Consolidated Financial Statements.

         ITEM 2 -  CHANGES IN SECURITIES
                    None

         ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
                    None

         ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) The Annual Meeting of the Registrant's shareholders was held on Thursday, May 18, 1995.

          b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:



                                                        Number of Votes
                                Number of Votes For       Withheld

          Thomas J. Mulvaney     5,137,627                107,124
          Stephen H. Fischer     5,164,031                 80,720
          James W. Hansen        5,141,015                103,736
          Leonard W. Kedrowski   5,185,781                 58,970
          Thomas E. Moore        5,161,069                 83,682
          Hilding C. Nelson      5,136,187                108,564
          Andrew J. O'Connell    5,188,769                 55,982
          Robert S. Spong        5,101,887                142,864


          c) At the Annual Meeting the following matters were voted upon:

          Proposal 1. Set the number of directors at eight.

               Number of     Number of       Number of      Number of Broker
               Votes For   Votes Against    Abstentions         Nonvotes
               5,158,898      60,108          25,745               0

               Proposal 2. Increase by 200,000 the number of shares reserved for issuance under the Registrant's 1990 Stock Option Plan.

               Number of      Number of      Number of      Number of Broker
               Votes For    Votes Against   Abstentions         Nonvotes
               4,962,022      249,086         33,643                0

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


                                     KINNARD INVESTMENTS, INC.


                                     /s/  Stephen H. Fischer
                                     Stephen H. Fischer
                                     Treasurer (principal financial officer)




Date           8/11/95

                           KINNARD INVESTMENTS, INC.

                              --------------------

                                 EXHIBIT INDEX
                                       to
                                   Form 10-Q
                        for Quarter Ended June 30, 1995
                              --------------------



     Exhibit
     Number          Description

       27             Financial Data Schedule (filed in electronic format only)