Form 10-Q
period 1995-09-30
KINNARD INVESTMENTS INC
filed 1995-11-14
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934




    For the quarter ended   September 30, 1995      Commission File No.  0-9377
                            ------------------                           ------


                           KINNARD INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)


             Minnesota                                   41-0972952
    (State of incorporation)             (I.R.S. Employer identification number)


    920 Second Avenue South,
    Minneapolis, Minnesota  55402                           (612) 370-2700
    ---------------------------------------------------------------------------

    (Address of principal executive offices)                Telephone number



     Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ___X_ No _____


     Shares of $0.02 par value  common stock  outstanding  at November 13, 1995:
6,255,451

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS


PART I

     CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated statements of financial condition

          Consolidated statements of operations

          Consolidated statements of shareholders' equity

          Consolidated statements of cash flows

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITIION AND RESULTS OF OPERATIONS

PART II

     OTHER INFORMATION

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 (In thousands)


                                                                                 September 30,        December 31,
                                                                                     1995                  1994
                                                                                 (Unaudited)
ASSETS

   Cash and cash equivalents                                                     $ 6,594                $ 2,750
   Receivable from clearing firm and other broker-dealers                          4,643                  1,618
   Receivable from customers                                                       6,525                  3,324
   Miscellaneous receivables                                                       1,914                  1,579
   Trading securities, at market                                                   9,481                  9,952
   Office equipment at cost, less accumulated depreciation
         of  $3,409 and  $2,710, respectively                                      1,850                  2,234
   Investment securities, at fair value                                           12,899                  7,193
   Income tax receivable                                                               0                  1,187
   Deferred tax asset                                                                401                    946
   Other assets                                                                      580                    834

                                                                                  ------                 ------
Total assets                                                                     $44,887                $31,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                                  $ 1,715               $     0
   Due to clearing firm and other broker-dealers                                      915                 1,945
   Payable to customers                                                             2,694                 2,152
   Securities sold but not yet purchased                                            1,293                   665
   Employee compensation and related taxes payable                                  5,512                 2,365
   Income tax payable                                                               1,080                     0
   Other accounts payable and accrued expenses                                      7,045                 3,415
                                                                                  -------                ------
Total liabilities                                                                  20,254                10,542

Commitments and Contingent Liabilities

Minority Interest                                                                      (5)                    0

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                 0                     0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding             0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,255 and 5,881 shares, respectively                               125                   118
   Additional paid-in capital                                                      13,675                12,861
   Unearned compensation                                                               (4)                  (26)
   Retained earnings                                                               10,842                 8,122
                                                                                  -------               -------
Total shareholders' equity                                                         24,638                21,075
                                                                                  -------               -------
Total liabilities and shareholders' equity                                        $44,887               $31,617


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands, except per share data)

                                                     Three Months Ended                    Nine Months Ended
                                                         September 30,                     September 30,
                                                  1995               1994               1995               1994
                                                                     (Unaudited)                           (Unaudited)


Revenues:
    Commission income                            $ 6,706            $ 5,904             $18,977            $18,887
    Principal transactions                         9,488              5,958              24,869            18,247
    Investment account income                      2,070               (553)              6,585              (811)
    Investment banking                             1,938              1,365               3,434              4,955
    Interest                                         511                388               1,333              1,124
    Other                                            975                633               2,813              2,061
                                                 -------            -------             -------            -------
Total revenues                                    21,688             13,695              58,011             44,463

Operating Expenses:
    Compensation and benefits                     11,293              8,095              29,064             26,599
    Bank commissions                               2,630              2,238               7,101              7,186
    Floor brokerage and clearance                  1,225                975               3,180              2,822
    Communications                                   306                339                 936                994
    Occupancy, equipment and computer              1,432              1,284               4,303              4,124
    Litigation settlement charge                     232                  0               2,223                  0
    Other                                          2,626              2,116               6,602              5,989
                                                 -------             ------              ------             ------
Total operating expenses                          19,744             15,047              53,409             47,714

Income (loss) before income taxes                  1,944             (1,352)              4,602              (3,251)

Income tax expense (benefit)                         812               (522)              1,889              (1,303)

Minority interest                                     (3)                 0                  (5)                  0
                                                 --------            -------            -------              ------
Net income (loss)                                $ 1,135              ($830)            $ 2,718             ($1,948)

Earnings (loss) per common share:
      Primary                                    $.18               ($.14)              $.44               ($.32)
      Fully diluted                              $.18               ($.14)              $.43               ($.32)

Weighted average number of common and common equivalent shares outstanding:
      Primary                                      6,272              5,957               6,212              6,010
      Fully diluted                                6,276              5,957               6,283              6,020


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                     (In thousands, except per share data)




                                                                              Additional     Unearned
                                                  Common Stock Issued         Paid-in        Compen-       Retained
                                                  Shares       Amount         Capital        sation        Earnings

Balance, December 31, 1992                        3,798         $76           $4,146        $    0             $8,950

Issuance of shares under employee
   stock purchase plan                              336           7            1,374
Issuance of shares under employee
   stock option plan                                 17           0               31
Dividends on common stock ($.15 per share)                                                                      (817)
Exercise of warrants                                 37           1               69
Secondary public offering                         1,725          35            7,023
Issuance of shares to the employee
   stock ownership trust                            106           2              539
Repurchase of stock                                  (9)          0              (51)
Issuance of restricted stock                         23           0              114           (107)
Net income                                                                                                     3,797
                                                 ------         ---           ------          ------          -------
Balance, December 31, 1993                        6,033         121           13,245           (107)          11,930

Dividends on common stock ($.10 per share)                                                                      (598)
Exercise of warrants                                 21           0               47
Issuance of shares under employee
   stock option plan                                 57           1              299
Repurchase of stock                                (230)         (4)            (730)
Amortization of unearned compensation                                                            81
Net loss                                                                                                      (3,210)
                                                 -------         ---          -------         ------          ------
Balance, December 31, 1994                         5,881         118           12,861           (26)           8,122

Dividends on common stock (adjustment)                                                                             2
Exercise of warrants                                381           7               850
Issuance of shares under employee
  stock option plan                                   9           0                17
Repurchase of stock                                 (15)          0               (48)
Amortization of unearned compensation                                                            16
Forfeiture of restricted shares                      (1)                           (5)            6
Net income                                                                                                     2,718
                                                  ------        ----           -------        ------         -------
Balance, September 30, 1995 (unaudited)            6,255        $125           $13,675          ($4)         $10,842


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                            (Unaudited)






CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                             $45,516               $45,722
    Cash paid to suppliers and employees                                       (46,826)              (49,184)
    Minority interest                                                                5                     0
    Interest:
       Received                                                                  1,333                 1,124
       Paid                                                                        (49)                  (26)
    Income taxes (paid) refunded                                                   923                  (182)
                                                                               --------               -------
Net cash provided by (used in) operating activities                                902                (2,546)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                 26,791                 7,989
    Purchase of:
       Office equipment                                                           (331)               (1,061)
       Investment securities                                                   (25,912)               (7,948)
                                                                               --------               -------
 Net cash provided by (used in) investing activities                               548                (1,020)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (repurchase of) common stock                                     826                  (230)
    Proceeds from notes payable                                                  1,715                 3,100
    Dividends paid                                                                (147)                 (452)
                                                                               -------                 ------
Net cash provided by financing activities                                        2,394                  2,418

Increase (decrease) in cash and cash equivalents                                 3,844                 (1,148)

Cash and cash equivalents at beginning of period                                 2,750                  4,283
                                                                               -------                 ------

Cash and cash equivalents at end of period                                     $ 6,594                  $3,135



See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                1995                 1994
                                                                                    (Unaudited)

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 2,718                ($1,948)
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
            Depreciation and amortization                                           701                    547
            Unearned compensation                                                    17                     64
            Net unrealized loss (gain) on investment securities                  (3,117)                   997
            Net realized gain on sale of investment securities                   (3,468)                  (186)
            Net realized loss on sale of assets                                      14                    122
            Deferred income tax                                                     545                   (435)
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers           (3,025)                  (443)
               Receivable from customers                                         (3,201)                 3,325
               Miscellaneous receivables                                           (335)                   (74)
               Trading securities, at market                                        471                 (2,498)
               Income tax receivable                                              1,187                 (1,050)
               Other assets                                                         254                    385
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers                     (1,030)                    53
               Payable to customers                                                 542                    392
               Securities sold but not yet purchased                                628                    674
               Employee compensation and related taxes payable                    3,147                 (2,569)
               Income taxes payable                                               1,080                      0
               Other accounts payable and accrued expenses                        3,774                     98
                                                                                -------                 ------

Net cash provided by (used in) operating activities                             $   902                ($2,546)

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

              The consolidated statement of financial condition as of September 30, 1995 and other financial information for the nine months ended September 30, 1995 and 1994, are unaudited, but management of the Company believes that all adjustments necessary for a fair statement of the results of operations for the periods have been included.

              For comparability, certain 1994 amounts have been reclassified to conform with the presentation for 1995. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.       Net Capital Requirements

              The Company's two broker-dealer subsidiaries, John G. Kinnard and Company, Incorporated (JGK), and PRIMEVEST Financial Services, Inc. (PFS), are subject to the Securities and Exchange Commission's uniform net capital rule, which requires maintaining minimum net capital as defined under such provisions and may prohibit the Company from expanding its business or paying cash dividends if certain criteria are not met.

              JGK computes its net capital using the standard net capital method, which requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. At September 30, 1995, JGK had net capital of $4.6 million, a net capital requirement of $754,000 and a ratio of aggregate indebtedness to net capital of 2.46 to 1.

              PFS computes its net capital using the alternative net capital method, which requires that the percentage of net capital to aggregate debit items, both as defined, be greater than 2%. At September 30, 1995, PFS had net capital of $2.1 million, a net capital requirement of $250,000 and a ratio of net capital to aggregate debit items of 28%.

Note 3.       Shareholders' Equity

              In February 1995, the Company announced that it had discontinued its regular quarterly dividend until further notice. The payment of future dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company's earnings, regulatory capital requirements, financial condition, and other relevant factors.

              During the first nine months of 1995, the Company granted options to purchase 62,500 shares of the Company's common stock at prices ranging from $3.55 to $3.76 per share.

              At December 31, 1994 there were outstanding warrants to purchase 419,973 shares of the Company's common stock at an exercise price of $2.25 per share with an expiration date of February 1995. In January and February 1995, warrants were exercised for the purchase of 381,056 shares of common stock generating proceeds of $857,000. The warrants that were not exercised expired.

              The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 242,769 shares had been repurchased as of December 31, 1994. A total of 15,000 shares have been repurchased in the first nine months of 1995.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.       Management Changes

              In September 1995, the Company's Chairman and President resigned and a Director of the Company was appointed as Chairman of the Board. In the third quarter of 1995, the Company incurred a charge of $437,500 related to payments due the Company's former Chairman and President under a Separation Agreement.

Note 5.       Commitments and Contingent Liabilities

              JGK was one of many brokerage firms across the country through whom investors purchased limited partnership interests and mortgage loan units from a number of limited partnerships sponsored by Citi-Equity Group, Inc. ("Citi-Equity") for the purpose of building and maintaining affordable housing projects. Although many of the projects are built, leased and functioning, others have not been built, and many others suffer from a variety of problems. A number of purported class action lawsuits were commenced against JGK alleging some or all of the following claims: violation of state and federal securities laws, negligent and fraudulent misrepresentation and consumer fraud. Each seeks an unspecified amount of damages. In June 1995, JGK reached a settlement, subject to certain conditions and judicial approval, resolving all claims against it in the putative class action lawsuits pending in state and federal courts relating to Citi-Equity litigation. As part of the settlement, JGK agreed to pay $1 million in cash, to transfer its interest in the principal amount of approximately $1.4 million Class C Mortgage Pass-Through Certificates in the MCA Multi-Family Affordable Housing REMIC ("MCA Certificate"), and to pay 20% of the profits, if any, to a maximum amount of $1 million, which may be realized from the sale of shares of stock that may be obtained through the exercise of certain warrants held by JGK. These warrants are exercisable during various periods through April 2000. In addition, JGK has guaranteed that principal and interest payments on the MCA Certificate will total at least $919,750. A pre-tax charge of approximately $2.2 million has been recorded in 1995 related to the Citi-Equity settlement. The charge is less than the $3.4 million maximum amount of the settlement because JGK was carrying the MCA Certificate at a value below the principal amount, and the portion of the settlement related to warrant appreciation will only be accrued when the value of warrants increase, or shares obtained on the exercise of warrants increase.

              In October 1994, a purported class action lawsuit was commenced in U.S. District Court for the District of Minnesota, against Palace Casinos, Inc. ("Palace Casinos") and a number of other defendants, including JGK, alleging violation of state and federal securities laws and breach of fiduciary duty. The lawsuit seeks an unspecified amount of damages. The plaintiff seeks to represent a class of persons who purchased Palace Casinos preferred stock in a private placement, in which JGK acted as a selling agent. In addition, two non-class action lawsuits with similar allegations have been commenced. JGK believes it has substantial defenses against these claims, and intends to defend itself vigorously. Although the ultimate outcome of these other matters cannot be predicted with certainty, the Company's management believes that while the outcome of these matters may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Results of Operations

          The following table sets forth a summary of changes in the major categories of revenues and expenses:



                                                           (In thousands)

           Unaudited                                       Three months ended                Nine months ended
                                                      September 30, 1995 vs. 1994       September 30, 1995 vs. 1994
                                                          Increase (decrease)                   Increase (decrease)


           Revenues:
             Commission income                      $  802              14%           $   90                0%
             Principal transactions                  3,530              59             6,622               36
             Investment account income               2,623             474             7,396              912
             Investment banking                        573              42            (1,521)             (31)
             Interest                                  123              32               209               19
             Other                                     342              54               752               36
                                                     -----             ---            ------              ----
             Total revenues                          7,993              58            13,548               30

           Operating Expenses:
             Compensation and benefits               3,198              40             2,465                9
             Bank commissions                          392              18               (85)              (1)
             Floor brokerage and clearance             250              26               358               13
             Communications                            (33)            (10)              (58)              (6)
             Occupancy, equipment and computer         148              12               179                4
             Litigation settlement charge              232             100             2,223              100
             Other                                     510              24               613               10
                                                   -------             ---            ------             ----
             Total operating expenses                4,697              31             5,695               12

           Income before income taxes                3,296             244             7,853              242

           Income taxes                              1,334             256             3,192              245

           Minority interest                             3             100                 5              100
                                                   -------             ---             -----             ----
           Net income                                $1,965            237%           $4,666              240%


Three months ended September 30, 1995 and 1994

Favorable equity markets contributed to the continued success of the Company's core business of underwriting, trading and researching emerging growth stocks, as well as gains in the firm's investment portfolio. The Company recorded $21.7 million in revenues for the quarter compared to $13.7 million a year ago. Primary earnings per share were $.18, compared to a loss of $.14 last year resulting from the improved market and cost reduction efforts.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Three months ended September 30, 1995 and 1994 (continued)

Commission income increased by 14% during the quarter compared to last year as activity in OTC stocks and mutual fund products rose in tandem with equity markets that climbed to new record highs. The Dow Jones Industrial Average and Nasdaq Composite indices increased 5.1% and 11.8%, respectively, during the quarter. These revenue increases were partially offset by a decrease in sales of insurance products.

Revenue from principal transactions increased to $9.5 million from $6.0 million for the same period last year. Income from equity transactions increased by 82% in response to the active equity market and comparison to weak results in the prior year. Revenue from debt transactions decreased by 11% as interest rates stabilized and investors sought higher returns in the equity markets.

The $2.6 million increase of investment account income was due largely to unrealized gains on stocks and warrants that appreciated in value during the period. In the comparable period last year the investment account loss was $.6 million. The investment portfolio has historically produced volatile results for the Company.

Investment banking revenues increased by $573,000 as the Company completed one public offering and three private placements. During the third quarter of last year two public offerings were completed.

Employee compensation increased 40% from the prior year. Revenue based compensation increased in line with revenues, and salaries declined as a result of cost reduction programs implemented during the past year. In addition, the Company incurred a charge of $437,500 related to payments due the Company's former Chairman and President under a Separation Agreement (see Note 4). The total number of employees at September 30, 1995 was down 9% from a year ago.

Bank commissions increased by 18%, which was in line with the increase in associated revenues. Floor and clearing charges increased as a result of the increases in operating revenues. Communication costs were down from last year due to the effect of reducing the number of employees.

The increase in other expense during the current quarter is due primarily to a one-time pre-tax charge of approximately $350,000 resulting from cancellation of an underwriting by Headwaters Capital Corporation, a subsidiary that was formed in early 1995, and the increase in reserves for various legal matters.


Nine months ended September 30, 1995 and 1994

The Company recorded net income of $2.7 million for the nine months ended September 30, 1995, compared to a loss of $1.9 million in the prior year. Primary earnings per share rose to $0.44 from the previous years loss per primary share of $0.32. The significant improvement in profitability is attributable to a 30% increase in revenue combined with decreased operating expenses resulting from the Company's cost reduction programs that began in 1994.

The increase in revenues was fueled by strong results from equity trading and the investment account, which were positively impacted by favorable equity markets during the period. These increases were partially offset by a decline in investment banking revenues due primarily to completing fewer underwritings.

Total expenses rose 12% from the prior year, but the increase would have been 7% excluding the charge for settlement of litigation. The modest increase in expenses compared to a 30% increase in revenues is the result of cost reduction programs, increased productivity and significant investment account income.

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

During the nine months ended September 30, 1995, the value of trading securities decreased $471,000 and securities sold but not yet purchased increased by $628,000. Trading securities were reduced even though trading volume increased due in part to more extensive risk management practices.

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


Investing Activities

The majority of investing activity during the current period resulted from the sale and purchase of securities held in the investment account. A large portion of the investment account is comprised of liquid investment-grade fixed income securities, which matured or were sold and the proceeds re-invested. The remainder is invested primarily in stocks, warrants and private financings of emerging growth companies.


Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At September 30, 1995 and December 31, 1994 there were outstanding balances of $1.7 million and $0, respectively, under these facilities.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                         PART II  - OTHER INFORMATION




         ITEM 1 -  LEGAL PROCEEDINGS
                   -----------------
                    See Note 4 in Notes to Consolidated Financial Statements.


         ITEM 2 -  CHANGES IN SECURITIES
                   ---------------------
                    None


         ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
                   -------------------------------
                    None


         ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

                    None


         ITEM 5 -  OTHER INFORMATION
                   -----------------
                    None


         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------
                    (a)  Exhibits

               10.1  -  Separation  Agreement  with  Thomas  J.  Mulvaney  dated
                        September 21, 1995.
                3.1  -  Bylaws of Kinnard Investments,  Inc. as
                        amended  to  date.
               27    -  Financial  Data  Schedule   (filed  in
                        electronic format only)

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


                                       KINNARD INVESTMENTS, INC.


                                       /s/  Stephen H. Fischer
                                       Stephen H. Fischer
                                       Treasurer (principal financial officer)




Date           11/13/95

                           KINNARD INVESTMENTS, INC.

                              --------------------

                                 EXHIBIT INDEX
                                       to
                                   Form 10-Q
                      for Quarter Ended September 30, 1995
                              --------------------



     Exhibit
     Number          Description
     -------         -----------

      10.1           Separation Agreement with Thomas J. Mulvaney dated
                     September 21, 1995

       3.1           Bylaws of Kinnard Investments, Inc. as amended to date

       27            Financial Data Schedule (filed in electronic format only)