Form 10-K
period 1995-12-31
KINNARD INVESTMENTS INC
filed 1996-03-29
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 1995 Commission File No.       0-9377
                           --------------------                 ---------------

                            KINNARD INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)

920 Second Avenue South, Minneapolis, Minnesota  55402           (612) 370-2700
-------------------------------------------------------------------------------
(Address of principal executive offices)                       Telephone number

    Minnesota                                             41-0972952
(State of incorporation)                (I.R.S. Employer identification number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.02

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 20, 1996, was $18,556,758 (based on the closing price of the Registrant's Common Stock on such date).

Shares of $0.02 par value Common Stock outstanding at March 20, 1996: 6,043,296.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed for the Registrant's 1996 Annual Meeting of Shareholders is incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

General

Kinnard Investments, Inc. (the "Registrant" or "KII") is a holding company incorporated in the state of Minnesota. Through its primary subsidiaries, John
G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK") and PRIMEVEST Financial Services, Inc. ("PRIMEVEST" or "PFS"), the Registrant is engaged in securities brokerage, trading, investment banking, asset management, and related financial services. Both of these subsidiaries, along with their respective subsidiaries, are hereinafter collectively with the Registrant referred to as the "Company".

John G. Kinnard is a full-service broker-dealer providing securities brokerage, trading, asset management and related financial services to both retail and institutional customers. Its principal business is trading, underwriting, research and sale of securities of emerging growth companies with a market capitalization of up to $250 million. The Company also negotiates, underwrites and participates in municipal debt offerings. Other products and services include mutual funds, insurance products, investment management, IRA services, and fixed income securities. Subsidiaries include Continental Funding, Inc., which buys and sells bank certificates of deposit, and NODAKBONDS, Inc., which acts as a fiscal agent in the state of North Dakota. John G. Kinnard is a member of the Chicago Stock Exchange, and is registered as an investment adviser under the Investment Advisers Act of 1940.

PRIMEVEST Financial Services, Inc. is a self-clearing broker-dealer that provides investment products and services to financial institutions and their customers. PRIMEVEST provides services to banks, savings and loans, and credit unions that are generally small to medium in size. The principal business of PRIMEVEST is to provide securities brokerage, insurance, mortgage and various support services. PRIMEVEST's subsidiaries include PRIMEVEST Mortgage, Inc., which provides residential and commercial mortgages, Granite Investment Services, Inc., an introducing securities broker established for the purpose of providing securities brokerage and insurance services to financial institutions, and a number of subsidiaries that provide fixed annuity products in various states.

On November 30, 1993, the Registrant acquired all of the outstanding common stock of Moore, Juran and Company, Inc. ("MJC"), a Minneapolis-based securities firm focused principally on the sale of fixed income securities, in exchange for 567,237 shares of the Registrant's common stock. The transaction was accounted for as a pooling of interests. Therefore, financial information for all prior periods has been restated to include the operations and balances of MJC.

Sources of Revenue

The following table sets forth a breakdown of the amount and percentage of revenues from each principal source for the three most recent fiscal years:

                                                         (In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                     1995                     1994                       1993
                                              Amount     Percentage      Amount    Percentage     Amount      Percentage
------------------------------------------------------------------------------------------------------------------------
Commission income
   Mutual funds                               $9,426      12.5%          $8,661       15.6%       $10,924       15.2%
   Over-the-counter securities                 6,493       8.6            4,788        8.6          5,662        7.9
   Listed securities                           5,477       7.3            4,841        8.7          4,628        6.5
   Insurance                                   3,975       5.3            4,550        8.2          3,761        5.3
   Other                                       1,439       1.9            1,086        1.9          1,814        2.5
                                           -----------------------    -----------------------    -----------------------
                                              26,810       35.6          23,926       43.0          26,789       37.4
                                           -----------------------    -----------------------    -----------------------

Principal transactions
   Equity securities                          25,993       34.5          18,874       33.9          21,351       29.8
   Fixed income securities                     5,794        7.7           4,676        8.4           8,232       11.5
                                           -----------------------    -----------------------    -----------------------
                                              31,787       42.2          23,550       42.3          29,583       41.3
                                           -----------------------    -----------------------    -----------------------

Investment banking
   Corporate and municipal finance             2,428        3.2           1,994        3.6           4,534        6.3
   Underwriting fees and commissions           2,875        3.8           3,594        6.4           6,284        8.8
                                           -----------------------    -----------------------    -----------------------
                                               5,303        7.0           5,588       10.0          10,818       15.1
                                           -----------------------    -----------------------    -----------------------

Investment account income (loss)               6,563        8.7            (986)      (1.8)          1,022        1.4
Interest income                                1,926        2.6           1,507        2.7           1,263        1.8
Other income                                   2,944        3.9           2,082        3.8           2,171        3.0
                                           =======================    =======================    =======================
Total revenues                               $75,333      100.0%        $55,667      100.0%        $71,646      100.0%
                                           =======================    =======================    =======================

------------------------------------------------------------------------------------------------------------------------


Commission Income

Commission revenues are generated through securities transactions for individual and institutional investors where the Company acts as an agent. Commissions are received on exchange transactions, mutual funds, insurance products, options and over-the-counter securities in which the Company does not make a market.

Principal Transactions

The Company actively engages in trading as a principal in over-the-counter equity securities, municipal bonds, corporate debt, collateralized mortgage obligations and United States government and government agency securities. When transactions are executed on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the income as principal revenues. The Company buys, sells and maintains inventory of a security in order to "make a market" in that security, which tends to expose the Company to more risk than agency transactions. Revenues from principal transactions, including trading profits or losses, depend upon the general trend of prices, the level of activity in the security markets, the skills of employees engaged in market making and the size of inventories. The Company makes a dealer market in approximately 400 equity securities.

Investment Banking

John G. Kinnard manages, co-manages and participates in the public underwriting of corporate securities and private placement offerings. The Company specializes in providing financing to emerging-growth companies with a market capitalization of up to $250 million. During 1995, John G. Kinnard raised over $80 million through its investment banking activities, which included six public offerings, and nine private placements. In addition, John G. Kinnard provides mergers and acquisitions, valuation, and advisory services.

The Syndicate Department coordinates the distribution of corporate underwritings and accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms. In 1995, John G. Kinnard participated in 54 offerings.

John G. Kinnard also negotiates, underwrites and participates in municipal debt offerings through its Public Finance and Fixed Income departments. In 1995, the Company underwrote or participated in 120 financings, including 83 that were managed by the Company.

Investment Account

The majority of the Company's investment account is invested in short to medium-term investment grade marketable fixed income securities. In addition, the Company holds both publicly traded and privately placed equity securities.

As part of compensation for underwriting securities, John G. Kinnard typically receives warrants to purchase shares of its clients' common stock. These warrants are initially carried at cost, but if the value of the underlying shares appreciate, the warrants, or shares obtained on exercise of the warrants, are valued at their estimated fair value by management. Warrants and other securities held in the investment account frequently are not immediately transferable and are subject to holding period requirements.

The value of certain securities held in the investment account can fluctuate substantially from month to month with the resulting valuation changes being reported as investment account income or loss. These fluctuations in value can have a significant impact on reported earnings.

Interest Income

The Company derives interest income primarily from the financing of customer margin loans, fixed income securities inventories carried for resale to customers, and fixed income securities held in the investment account.

Customer securities transactions are effected on either a cash or margin basis. In a margin transaction, interest is charged to the customer on the amount loaned to purchase securities. The loan is collateralized by securities held in the customers account.

Research Department

John G. Kinnard's Research Department develops investment recommendations and market information on companies located primarily in the Upper Midwest. The department provides investment executives with direct access to its analysts, and research reports are generally made available to customers. Communication between the department and investment executives is further facilitated through meetings and conference calls, an internal E-mail system, weekly published updates, and numerous research and special composite reports. Opportunities are frequently sought to provide direct contact between investment executives and corporate managements, via visits to company headquarters, facility tours and in-house presentations by local companies. The Company's research efforts are supplemented by research products and services purchased from outside consultants.

Operations

Alex. Brown & Sons, Inc. ("Alex. Brown") is John G. Kinnard's clearing agent on a fully-disclosed basis. Under the terms of their agreement, Alex. Brown carries and clears all of John G. Kinnard's customer securities accounts and performs the following services: (i) preparation and mailing of monthly statements; (ii) settlement of contracts and transactions in securities between John G. Kinnard and other broker-dealers and between John G. Kinnard and its customers; (iii) custody and safekeeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (iv) execution of customer orders which were placed on various exchanges. PRIMEVEST is a self-clearing broker-dealer who provides all of the above-mentioned services on its own behalf.

John G. Kinnard guarantees to Alex. Brown the performance of every customer transaction introduced by John G. Kinnard. In the event the arrangement with Alex. Brown is terminated, the Company believes that a new clearing arrangement could be established with another clearing correspondent on terms acceptable to John G. Kinnard. The Company further believes that any disruption caused by such a change would not have a material adverse effect on John G. Kinnard's operations.

John G. Kinnard and PRIMEVEST record customer transactions on a settlement date basis, which is generally three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The customers' security activities are transacted on either a cash or margin basis. The Company seeks to control the risks associated with customer margin activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
Required margin levels are monitored daily and, pursuant to guidelines, customers may be required to deposit additional collateral, or reduce margined positions, when necessary.

Regulation

John G. Kinnard and PRIMEVEST are registered with the Securities and Exchange Commission ("SEC") as broker-dealers under the Securities Exchange Act of 1934, and also as investment advisers under the Investment Advisers Act of 1940. PRIMEVEST is registered as a broker-dealer under the securities laws of all of the states of the United States and the District of Columbia, and John G. Kinnard is registered in 48 states. Both subsidiaries are members of the National Association of Securities Dealers, Inc. and the Chicago Stock Exchange. Every aspect of the Company's business is subject to comprehensive regulation and inspection by governmental and self-regulatory authorities, all of which have the power of curtailment, suspension, revocation, or expulsion in the event of violations of their respective statutes or rules.

As broker-dealers registered with the SEC, John G. Kinnard and PRIMEVEST are subject to prohibitions against certain types of dealings with nonmembers, bookkeeping requirements, an annual audit by an independent public accountant, the filing of periodic reports, protection of customer accounts and maintaining minimum net capital, as defined. In addition, broker-dealers may be prohibited from expanding their business or declaring cash dividends if certain requirements are not met. For John G. Kinnard, the restrictions would apply if its ratio of aggregate indebtedness to net capital is greater than 10 to 1, and for PRIMEVEST, if its net capital is less than 5% of aggregate debit balances.

John G. Kinnard computes its net capital using the standard net capital method, which requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. PRIMEVEST uses the alternative method of computing net capital, which requires that the percentage of net capital to aggregate debit items, both as defined, be greater than 2%. At all times, both John G. Kinnard and PRIMEVEST have maintained their net capital above the required levels.

Competition

The Company encounters intense competition in all aspects of its business and competes directly with other securities firms, a significant number of which have greater capital and other resources, and many of which offer a wider range of financial services. The securities industry also faces growing competition from commercial banks, insurance companies and other businesses providing financial services. The Company competes with other firms on the basis of customer service, quality and ability of employees, the relative prices of products and services, product availability and locations.

While the Company believes that it is competitively well positioned, it is impossible to predict the effect of competing firms or the lower costs which may be offered by certain discount brokers. In addition, there is substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

Employees

At December 31, 1995, the Company had 500 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits, including medical, life and disability, deferred savings and retirement plans, to be competitive with those offered by other securities firms.

Cautionary Statements

As provided under the Private Securities Reform Act of 1995, the Company wishes to caution investors that the following factors, among others, could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

1. Industry Factors. The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from underwriting or ownership of securities, customer or issuer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. A substantial part of John G. Kinnard's business involves securities of emerging growth companies, a segment of the securities industry which may be subject to greater risks and volatility than the industry as a whole. PRIMEVEST provides services to financial institutions such as banks, savings and loans, and credit unions, which are in an industry which is undergoing significant changes and consolidations which may result in a loss of customers by PRIMEVEST.

2. Economic and Market Conditions. The Company's business and its profitability are affected by many factors, including the volatility and price level of securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. Low trading volume and depressed prices may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs are fixed. The failure of issuers, customers and other dealers to perform their obligations may also result in losses to the Company.

     As a market maker, John G. Kinnard maintains inventories of securities to engage in principal transactions with retail and institutional ustomers as well as other broker-dealers. The maintenance of such positions exposes the Company to the possibility of significant losses if the market prices of the securities comprising its inventory positions change.

3.   Investment Account.  John G. Kinnard and PRIMEVEST maintain  investments in securities that are generally held for long-term appreciation. The investments consist principally of stocks and warrants, some of which are restricted and non-marketable for varying periods of time. As required by generally accepted accounting principles for broker-dealers, these securities are recorded at their estimated fair value at the end of each accounting period, with the resulting changes in value reported as investment account income or loss. Valuation of the investment account is volatile and changes may have a material effect on the Company's earnings.

4. Regulation. The securities industry is subject to extensive regulation, at both federal and state levels. As a matter of public policy, various regulatory bodies are charged with safeguarding the integrity of the securities markets and with protecting the interests of customers participating in those markets, as opposed to the interests of the Company's shareholders. The SEC, state securities agencies and self-regulatory organizations such as the NASD require strict compliance with their extensive rules and regulations. Failure to comply with such rules and regulations could expose the Company to civil liabilities, fines and other penalties and sanctions that could materially impair the Company's operations.

    The SEC has provisions with respect to net capital requirements applicable to the operations of brokerage firms. A significant loss in any year, changes in the net capital requirements by applicable regulatory authorities, or an extraordinary charge against net capital could adversely affect the ability of the Company to expand or maintain present levels of business. Additional legislation or regulation, changes in existing laws and rules, or changes in the interpretation or enforcement of existing law and rules may directly affect the mode of operation and profitability of the Company.

5. Investment Banking. John G. Kinnard's investment banking activities subject the Company to certain risks, including market, credit and liquidity, in the event that securities purchased in an underwriting cannot be resold at anticipated price levels. Further, under applicable securities laws and court decisions with respect to underwriters' liability and limitations on indemnification by issuers, an underwriter may be exposed to securities liabilities arising out of the public and private offering of equity and debt instruments.

6. Litigation and Arbitration. Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving participants in the securities industry. Claims by dissatisfied customers alleging fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty are periodically made against broker-dealers. Underwriters and agents are subject to potential liability for material misstatements and omissions in prospectuses and other communications with respect to offerings of securities. A settlement or judgment related to these types of claims or activities could have a material adverse effect on the Company.


ITEM 2. PROPERTIES

The Registrant's main office is located in the Kinnard Financial Center, 920 Second Avenue South, Minneapolis, Minnesota and is leased by John G. Kinnard. John G. Kinnard has 22 branch offices located in Minnesota, North Dakota, South Dakota, Iowa, Wisconsin and Colorado, in addition to maintaining relationships with various independent representatives. PRIMEVEST maintains a relationship with 585 financial institutions located throughout the United States. The majority of PRIMEVEST operations are located in financial institutions which are the property of those institutions. See Note 10 of the Notes to Consolidated Financial Statements filed herein for information concerning leases of the Company's branches and offices.


ITEM 3. LEGAL PROCEEDINGS

John G. Kinnard was one of many brokerage firms across the country through whom investors purchased limited partnership interests and mortgage loan units from a number of limited partnerships sponsored by Citi-Equity Group, Inc. ("Citi-Equity") for the purpose of building and maintaining affordable housing projects. A number of purported class action lawsuits were commenced against John G. Kinnard alleging some or all of the following claims: violation of state and federal securities laws, negligent and fraudulent misrepresentation and consumer fraud. Each sought an unspecified amount of damages. In June 1995, John
G. Kinnard reached a settlement which was approved by the court (subject to appeal) in December 1995, resolving all claims against it by class members who accept the settlement agreement action in the putative class action lawsuits pending in state and federal courts relating to Citi-Equity litigation. As part of the settlement, John G. Kinnard agreed to pay $1 million in cash, to transfer its interest in the principal amount of approximately $1.4 million Class C Mortgage Pass-Through Certificates in the MCA Multi-Family Affordable Housing REMIC ("MCA Certificate"), and to pay 20% of the profits, if any, to a maximum amount of $1 million, which may be realized from the sale of shares of stock that may be obtained through the exercise of certain warrants held by John G. Kinnard. These warrants are exercisable during various periods through April 2000. In addition, John G. Kinnard guaranteed that principal and interest payments on the MCA Certificate will total at least $919,750. A pre-tax charge of approximately $2.4 million has been recorded in 1995 related to the Citi-Equity settlement. The charge is less than the $3.4 million maximum amount of the settlement because MCA Certificate was being carried at a value below the principal amount, and the portion of the settlement related to warrant appreciation will only be accrued when the value of warrants, or shares obtained on the exercise of warrants, increases.

In October 1994, a purported class action lawsuit was commenced in U.S. District Court for the District of Minnesota against Palace Casinos, Inc. ("Palace Casinos") and a number of other defendants, including John G. Kinnard, alleging violation of state and federal securities laws and common law claims. The lawsuit sought an unspecified amount of damages. The plaintiffs sought to represent a class of persons who purchased Palace Casinos preferred stock in a private placement, in which John G. Kinnard acted as a selling agent. In
February 1996, the parties reached a settlement, which remains subject to certain conditions and to receipt of final judicial approval. Under the settlement agreement, all claims against John G. Kinnard by settling class members who accept the class-action settlement are to be released, in exchange for a payment by John G. Kinnard of $500,000 to plaintiffs for the benefit of the settling class. This settlement was accrued for in 1995.

John G. Kinnard is a defendant in various other actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these other matters cannot be predicted with certainty, the Company's management believes that while the outcome of these matters may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.


ITEM . 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Registrant's fiscal year no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth for each of the Company's current executive officers their age, current positions with the Company, and business experience during the past five years:


                                    Principal Occupation and Business
   Name                    Age      Experience During Past Five Years

Hilding C. Nelson     57   Chairman  of the  Registrant  since  October  1995.
                           Has  served as a  Director  of the Registrant since
                           1972 and as a Director  of  PRIMEVEST  since  1993.
                           Is currently a member of the Audit and Compensation Committees.

Gerald M. Gifford     51   Secretary of the  Registrant  since October 1979.
                           Executive  Vice President of John G. Kinnard since
                           February  1990.  Secretary of John G. Kinnard since
                           December 1973 and Treasurer of the Registrant from February 1990 to February 1993. Treasurer of John G.
                           Kinnard from February 1990 to February 1991.

Stephen H. Fischer    52   Treasurer of the Registrant since February 1993.
                           Chief Executive  Officer of PRIMEVEST since March
                           1992.  President  and Chief  Financial  Officer of
                           PRIMEVEST  since August 1986,  and President and
                           Treasurer of IRI  Securities  Corporation
                           (a brokerage  firm) from 1981 to August 1986.
                           Served as Director of the Registrant since
                           February 1991.


There are no family relationships between or among any of the executive officers of the Registrant. The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor for each is elected.

                                     PART II

ITEM.5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Registrant's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "KINN". The following table sets forth the high and low last sale prices for the Registrant's common stock, as reported by
Nasdaq:
                                                               High        Low
1995 First Quarter........................................    $2.75      $1.938
     Second Quarter......................................      4.125      2.125
     Third Quarter........................................     4.375      3.125
     Fourth Quarter......................................      4.125      3.375

1994 First Quarter........................................    $5.25      $4.00
     Second Quarter ......................................     4.375      3.125
     Third Quarter........................................     3.75       2.00
     Fourth Quarter.......................................     2.875      1.875

Number of Holders of Common Stock

As of February 28, 1996, there were 840 beneficial holders of record of the Registrant's common stock.

Dividends

In February 1995, the Company announced that it had discontinued the regular quarterly dividend until further notice. The payment of future dividends, if any, rests within the discretion of its Board of Directors, and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors.


ITEM . 6. SELECTED FINANCIAL DATA

                                                     (In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year
                                                 -------------------------------------------------------------------------------
                                                      1995            1994            1993               1992            1991

                                                 -------------------------------------------------------------------------------
Financial Condition:
     Cash and cash equivalents                        $5,766          $2,750          $4,283            $4,452          $4,314
     Total assets                                     45,897          31,617          40,429            28,443          21,618
     Total liabilities                                20,592          10,542          15,240            15,271          12,000
     Shareholders' equity                             25,305          21,075          25,189            13,172           9,618

Operating Results:
    Total revenues                                    75,333          55,667          71,646            57,312          46,224
    Total operating expenses                          69,647          61,174          65,672            52,487          40,246
    Income (loss) before income taxes                  5,686          (5,507)          5,974             4,825           5,978
    Net income (loss)                                  3,376          (3,210)          3,797             3,003           3,634

Per Share Data:
    Earnings (loss) - Primary                           0.54           (0.54)           0.64             0.73            0.97
    Earnings (loss) - Fully diluted                     0.54           (0.54)           0.63             0.71            0.93
    Dividends declared                                  0.00            0.10            0.15             0.10            0.00
    Book value                                          4.04            3.58            4.18             3.47            2.66

--------------------------------------------------------------------------------------------------------------------------------

ITEM.7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
          RESULTS OF OPERATIONS

Results of Operations

The following table sets forth a summary of changes in the major categories of revenues and expenses from the prior year's results.

                                                       (In thousands)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        1995 versus 1994                  1994 versus 1993
                                                              Increase (decrease)                Increase (decrease)
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Commission income                                         $2,884          12%               ($2,863)        (11%)
    Principal transactions                                     8,237          35                 (6,033)        (20)
    Investment account income                                  7,549         766                 (2,008)       (196)
    Investment banking                                          (285)         (5)                (5,230)        (48)
    Interest                                                     419          28                    244          19
    Other                                                        862          41                    (89)         (4)
--------------------------------------------------------------------------------------------------------------------------
    Total revenues                                            19,666          35                (15,979)        (22)
--------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
    Compensation and benefits                                  3,928          11                 (5,674)        (14)
    Bank commissions                                           1,166          14                    143           2
    Floor brokerage and clearance                                495          13                    (78)         (2)
    Communications                                              (102)         (8)                   231          21
    Occupancy and equipment                                      227           4                    333           6
    Litigation settlements                                     2,856         100                      0           0
    Other                                                        (97)         (1)                   547           8
--------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                   8,473          14                 (4,498)         (7)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    11,193         203                (11,481)       (192)

Income tax expense                                             4,607         201                 (4,474)       (206)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                    $6,586         205%               ($7,007)       (185%)
--------------------------------------------------------------------------------------------------------------------------


Business Environment

The Company is engaged in securities brokerage, trading, investment banking, asset management, mortgage and related financial services. These activities are sensitive to market factors outside of the Company's control, including trading volumes, interest rates, inflation, legislation and regional economies. At the same time, a sizable portion of the Company's expenses are fixed, such as administrative salaries, rent and depreciation. Therefore, the Company's revenue and net income can be volatile.

In general, 1995 was a favorable year for the securities industry. Domestic financial markets were up significantly as interest rates declined and the U.S. economy expanded. As a result, many regional and national securities firms experienced significant increases in revenues and profits compared to 1994.

Fiscal years ended December 31, 1995 and 1994

Revenues for 1995 increased 35% to a record $75.3 million as favorable financial markets contributed to the strong increase in sales and trading of equity and fixed income securities, as well as significant gains in the firm's investment portfolio. Cost reduction efforts and improved productivity further contributed to profitability. For the year ended December 31, 1995 primary earnings per share were $0.54, compared to a $0.54 loss in the prior year.

Commission income increased by 12% as sales of OTC stocks, listed securities and mutual fund products rose in tandem with equity markets that established record highs during the year. Revenues from the sale of insurance products declined as lower interest rates made fixed annuities less attractive, and sales of limited partnerships and commodities were down as the Company discontinued selling those products.

Revenue from principal transactions increased by $8.2 million for the current year compared to 1994. Income from equity transactions increased 38% as the Company's sales force, research department and equity trading desk responded to the strong Nasdaq market. Revenue from debt transactions increased 24% as declining interest rates positively impacted revenue from fixed income securities. The long term treasury yield ended the year just below 6% after beginning 1995 at 7.9%.

The Company recorded a gain in its investment account of $6.6 million in 1995. The majority of this gain resulted from the increase in valuation of securities that were acquired in conjunction with the Company's investment banking activity. The investment account has historically been a volatile source of income for the Company.

Investment banking revenues declined by $285,000 due in part to a decline in participation in other broker-dealer underwritings. The prior year also includes $239,000 in revenues of a leasing subsidiary whose operations were ceased in the first quarter of 1995.

The increase in interest income is attributed to higher customer margin balances and an increase in interest earned on fixed income securities held for resale to customers. Other income rose in part due to increased fees earned on money market balances.

Employee compensation rose by 11% from the prior year. Revenue based compensation increased in line with revenues while fixed salaries declined as a result of cost reduction programs implemented during the past year. The total number of employees at December 31, 1995 is down 6% from a year ago. The decline in salaries was partially offset by severance charges related to staff reductions.

Bank commissions increased by 14%, which is in line with the increase in associated revenues. Occupancy costs increased primarily due to the expansion of bank service facilities at PRIMEVEST along with increased depreciation charges stemming from automation and service expansions. Floor and clearing charges increased in relation to increased trading activity. Communication costs were down from last year due primarily to employee reductions. Litigation settlements reflects charges associated with the settlement of Citi-Equity and Palace Casino litigation.


Fiscal years ended December 31, 1994 and 1993

The Company experienced declines in revenues and net income resulting in part from the effects of the bearish bond market. The Company could not match the record results of the prior year, as was the case with most national and regional securities firms. Retail and institutional investors remained cautious as they awaited the Federal Reserve's next move. Total revenues of $55.7 million were down 22% from the prior year, and the 1994 net loss of $3.2 million compares to a $3.8 million net profit in 1993. The primary loss per share in 1994 was $.54, versus earnings of $.64 for the previous year.

Commission income declined $2.9 million due primarily to a $2.3 million decline in commissions from the sale of mutual fund products. Rising interest rates led to lower sales of bond mutual funds and investors were disenchanted with mutual fund returns. Revenues from the sale of limited partnerships and commodities were down $808,000 as the Company discontinued selling both of these products. This was partially offset by an increase of $788,000 in the sale of insurance products.

Principal income from the sales of equity and debt products decreased by 20% during 1994 from 1993. The drop in equity income was a direct result of generally lower activity in the market along with a depressed underwriting market. Principal income from debt products was down 43% as the bond market suffered one of the worst years in recent memory. The long-term treasury yield began the year at 6.4%, and rose to 7.9% by year-end.

The Company recorded a loss on the change in valuation of its investment account of $986,000 during 1994 versus income of $1.0 million for 1993. The change in value of one security was responsible for approximately $817,000 of the loss in 1994. The investment account has historically produced volatile results for the Company.

Investment banking revenues declined by $5.2 million due to lower underwriting activity. The Company completed 13 financings for a combined value of over $90 million versus 20 financings raising $150 million during 1993. Syndicate participations declined to 91 from 153 in 1993, and revenue from Kinnard Capital Corporation declined by $725,000. The operations of Kinnard Capital were ceased in the first quarter of 1995.

Interest income rose by $245,000 as a result of the overall increase in interest rates and due to higher interest income earned on fixed income inventories.

Employee compensation declined by 14% as revenue-based compensation declined with operating revenues and total employees declined by 8% during the year. In addition, incentives were paid to some new sales people, and other compensation expenses were incurred as a result of the firm's downsizing that occurred during the year.

Bank commissions were basically unchanged in 1994 compared to 1993. This expense as a percent of revenues increased in 1994 because of an increase in full-service locations at PRIMEVEST which have a higher commission payout than discount locations, and a shift to insurance products which have smaller margins.

The increase in communication and occupancy costs is largely attributable to the move of John G. Kinnard's corporate headquarters in 1994, including higher rent, the leasing of furniture and a new telephone system. Other factors include the enhancement of branch communications, addition of PC workstations for brokers and increase in full-service locations at PRIMEVEST which require additional communication services.

Other operating costs increased by 8% due in part to legal and professional services, office supplies resulting from the move, allowance for doubtful receivables and expenses incurred to expand full service locations. The Company has implemented a substantial cost reduction program that is expected to improve productivity in future periods.

Quarterly Results

Selected unaudited data reflecting the Company's results of operations for each of the last twelve quarters are shown in the following table. The information for each of these quarters includes all normal and recurring adjustments and accruals which the Company considers necessary for a fair presentation thereof. These operating results, however, are not necessarily indicative of results for any future period.


                                           (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended
                                              ------------------------------------------------------------------------------
                                                   March 31            June 30          September 30        December 31
----------------------------------------------------------------------------------------------------------------------------

1995
Revenues                                            $14,757             $21,272             $21,538            $17,766
Net income                                               317               1,266              1,135                658
Primary earnings per share                              .05                 .20                .18                .11

1994
Revenues                                            $ 16,633             $13,898           $ 13,575           $ 11,561
Net income (loss)                                        151              (1,270)              (830)            (1,261)
Primary earnings (loss) per share                       .02                (.21)               (.14)             (.21)

1993
Revenues                                            $ 16,162             $19,913           $ 17,199           $ 18,372
Net income                                               928               1,403                840                626
Primary earnings per share                              .17                 .23                .14                .10

----------------------------------------------------------------------------------------------------------------------------


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The majority of the Company's security investments and inventory are stated at quoted market values and are readily marketable. The less liquid portions of inventory and investments, which totaled $2.2 million at December 31, 1995, are stated at fair value which is determined by management's best estimate.

During 1995, the Company increased its long positions of trading securities by $274,000. Inventories are generally maintained to facilitate customer transactions rather than for market speculation. For the same period, investment securities increased $4.6 million due primarily to changes in the fair values of securities held in the portfolio.

At December 31, 1995, the Company had $6.3 million of short-term debt that was used primarily to finance significantly increased customer margin balances. Based on the Company's current liquidity position, available bank lines, and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

As securities broker-dealers, John G. Kinnard and PRIMEVEST are required by SEC regulations to meet certain liquidity and capital standards. Both companies have been in compliance with these regulations at all times.

Financing Activities

John G. Kinnard maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in aggregate. One facility limits the borrowing to 90 days and is secured by firm marketable securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1995 and 1994.

PRIMEVEST has a discretionary line of credit available from a bank totaling $5 million. Draws in excess of $5 million may be made if prior approval is granted by the bank. The interest rate on outstanding borrowings was 5.7% at December 31, 1995. Outstanding borrowings are secured by customer margin securities, investment securities, and certain clearing balances. Total borrowings under the line of credit were $6.3 million and $0 at December 31, 1995 and 1994, respectively. Prior approval was obtained for the amount in excess of $5 million at December 31, 1995.

In 1995 and 1994, the Company received total proceeds of $872,000 and $347,000, respectively, from the issuance of its common stock to the Employee Stock Purchase Plan and the exercise of options and warrants.

During 1995, the Company repurchased 15,000 shares of its common stock at a total cost of $49,000. The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 257,769 shares have been repurchased as of December 31, 1995.

Effects of Inflation

Because the Company's assets are to a large extent liquid in nature, they are not significantly affected by inflation. Increases in certain Company expenses due to inflation, such as employee compensation, rent and communications, may not be readily recoverable in the price of its services. In addition, to the extent that inflation results in rising interest rates or has other adverse effects on the securities markets, it may adversely affect the Company's financial position and results of operations.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Schedules" on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" which appear in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report:

(1) Consolidated Financial Statements. See "Index to Consolidated Financial Statements and Schedules" on the following page.

(2) Financial Statement Schedules. Schedule I - Condensed Financial Information of Registrant.

(3)  Exhibits. See "Exhibit Index" starting on the page following signatures.

Reports on Form 8-K

         None.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES





                                                                           Page

INDEPENDENT AUDITORS' REPORT .............................................. 16

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated statements of financial condition ............................ 17
Consolidated statements of operations ..................................... 18
Consolidated statements of shareholders' equity ........................... 19
Consolidated statements of cash flows ..................................... 20
Notes to consolidated financial statements ................................ 22

Schedule I - Condensed financial information of Registrant................. 30

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Kinnard Investments, Inc. and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated statements of financial condition of Kinnard Investments, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule as of December 31, 1995 and 1994, and each of the three years in the period ended December 31, 1995 as listed in the index at Item 14(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

February 2, 1996
Minneapolis, Minnesota

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      (In thousands)

--------------------------------------------------------------------------------- -------------------- --------------------
 At December 31,                                                                         1995                 1994
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------

ASSETS
   Cash and cash equivalents                                                              $ 5,766               $2,750
   Receivable from clearing firm and other broker-dealers                                   4,324                1,618
   Receivable from customers                                                                9,734                3,324
   Miscellaneous receivables                                                                1,549                1,579
   Trading securities, at market                                                           10,226                9,952
   Office equipment at cost, less accumulated depreciation
         of $3,604 and $2,710, respectively                                                 1,740                2,234
   Investment securities, at fair value                                                    11,827                7,193
   Income tax receivable                                                                        0                1,187
   Deferred tax asset                                                                           0                  946
   Other assets                                                                               731                  834
--------------------------------------------------------------------------------- -------------------- --------------------
================================================================================= ==================== ====================
Total assets                                                                              $45,897              $31,617
================================================================================= ==================== ====================
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                                           $6,307                   $0
   Due to clearing firm and other broker-dealers                                              405                1,945
   Payable to customers                                                                     3,184                2,152
   Securities sold but not yet purchased, at market                                         1,659                  665
   Employee compensation and related taxes payable                                          3,649                2,365
   Other accounts payable and accrued expenses                                              4,489                3,415
   Income taxes payable                                                                       346                    0
   Deferred tax liability                                                                     553                    0
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          20,592               10,542
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                     0                    0
   Common stock, $.02 par value; authorized 7,500 shares; issued
        and outstanding 6,257 and 5,881 shares, respectively                                  125                  118
   Additional paid-in capital                                                              13,680               12,861
   Unearned compensation                                                                        0                  (26)
   Retained earnings                                                                       11,500                8,122
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                 25,305               21,075
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------

--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities and shareholders' equity                                                $45,897              $31,617
================================================================================= ==================== ====================


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           (In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,
                                                                  1995                   1994                   1993
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Revenues:
    Commission income                                            $26,810                $23,926                $26,789
    Principal transactions                                        31,787                 23,550                 29,583
    Investment account income (loss)                               6,563                   (986)                 1,022
    Investment banking                                             5,303                  5,588                 10,818
    Interest                                                       1,926                  1,507                  1,263
    Other                                                          2,944                  2,082                  2,171
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    75,333                 55,667                 71,646
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
    Compensation and benefits                                     38,748                 34,820                 40,494
    Bank commissions                                               9,775                  8,609                  8,466
    Floor brokerage and clearance                                  4,217                  3,722                  3,800
    Communications                                                 1,246                  1,348                  1,117
    Occupancy and equipment                                        5,768                  5,541                  5,208
    Litigation settlements                                         2,856                      0                      0
    Other                                                          7,037                  7,134                  6,587
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                          69,647                 61,174                 65,672
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                  5,686                 (5,507)                 5,974

Income tax expense (benefit)                                       2,310                 (2,297)                 2,177
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $3,376                ($3,210)                $3,797
==========================================================================================================================
==========================================================================================================================

Earnings (loss) per common share:
    Primary                                                        $0.54                 ($0.54)                 $0.64
    Fully diluted                                                  $0.54                 ($0.54)                 $0.63
==========================================================================================================================
==========================================================================================================================

Weighted average number of common and
common equivalent shares outstanding:
    Primary                                                        6,230                  5,994                  5,975
    Fully diluted                                                  6,281                  5,994                  5,984
==========================================================================================================================


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           (In thousands, except per share data)

================================================ ============================ ============= ============= =============
                                                                               Additional     Unearned
                                                     Common Stock Issued        Paid-in       Compen-       Retained
                                                    Shares         Amount       Capital        sation       Earnings
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1992                            3,798            $76        $4,146            $0        $8,950
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Issuance of shares under employee
   stock purchase plan                                  336              7         1,374
Issuance of shares under employee
   stock option plan                                     17              0            31
Dividends on common stock ($.15 per share)                                                                      (817)
Exercise of warrants                                     37              1            69
Secondary public offering                             1,725             35         7,023
Issuance of shares to the employee
   stock ownership trust                                106              2           539
Repurchase of stock                                      (9)             0           (51)
Issuance of restricted stock                             23              0           114          (107)
Net income                                                                                                     3,797
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1993                            6,033            121        13,245          (107)       11,930
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Dividends on common stock ($.10 per share)                                                                      (598)
Exercise of warrants                                     21              0            47
Issuance of shares to the employee
   stock option plan                                     57              1           299
Repurchase of stock                                    (230)            (4)         (730)
Amortization of unearned compensation                                                               81
Net loss                                                                                                      (3,210)
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1994                            5,881            118        12,861           (26)        8,122
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Forfeiture of restricted shares and adjustment
    to common stock dividend                             (1)                          (5)            6             2
Exercise of warrants                                    381              7           850
Issuance of shares under employee
  stock option plan                                      11              0            22
Repurchase of stock                                     (15)             0           (48)
Amortization of unearned compensation                                                               20
Net income                                                                                                     3,376

------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1995                            6,257           $125       $13,680            $0       $11,500
------------------------------------------------ -------------- ------------- ------------- ------------- -------------



See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      (In thousands)

=================================================================== =========================================================
                                                                                  For Years Ended December 31,
                                                                          1995                1994               1993
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, brokers-dealers
        and clearing agencies                                              $59,505            $61,049             $64,199
    Cash paid to suppliers and employees                                   (67,481)           (62,890)            (63,498)
    Interest:
       Received                                                              1,926              1,507               1,263
       Paid                                                                    (87)               (29)                (51)
    Income taxes refunded (paid)                                               722               (121)             (3,218)
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash used in operating activities                                   (5,415)              (484)             (1,305)
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                             35,565             11,233              21,032
    Purchase of:
       Office equipment                                                       (488)            (1,552)               (762)
       Investment securities                                               (33,637)            (9,143)            (26,859)
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash provided by (used in) investing activities                      1,440                538              (6,589)
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (repurchase) of common stock                                      831               (386)              9,036
    Net borrowings (payments) on notes payable and
        revolving credit agreements                                          6,307               (600)               (646)
    Dividends paid                                                            (147)              (601)               (665)
------------------------------------------------------------------- ------------------ ------------------- ------------------
Net cash provided by (used in) financing activities                          6,991             (1,587)              7,725
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

Increase (decrease) in cash and cash equivalents                             3,016             (1,533)               (169)

Cash and cash equivalents at beginning of period                             2,750              4,283               4,452

------------------------------------------------------------------- ------------------ ------------------- ------------------
Cash and cash equivalents at end of period                                  $5,766             $2,750              $4,283
=================================================================== ================== =================== ==================


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      (In thousands)

------------------------------------------------------------------------ ---------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                                 1995                1994               1993
------------------------------------------------------------------------ ------------------ ------------------- ------------------
------------------------------------------------------------------------ ------------------ ------------------- ------------------

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                            $3,376            ($3,210)             $3,797
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
            Depreciation and amortization                                           958                813                 799
            Unearned compensation                                                    20                 81                   0
            Net unrealized loss (gain) on investment securities                  (2,546)             1,333                 881
            Net realized gain on sale of investment securities                   (4,017)              (347)             (1,903)
            Realized loss on sale of office equipment                                24                131                   0
            Deferred income taxes                                                 1,499             (1,426)               (303)
            (Increase) decrease in:
                Receivable from clearing firm and other brokers-dealers          (2,706)            (1,174)                375
                Receivable from customers                                        (6,410)             3,635              (1,366)
                Trading securities, at market                                      (274)             3,938              (3,435)
                Income tax receivable                                             1,187               (992)                  0
                Other assets                                                        133                352                (918)
            Increase (decrease) in:
                Due to clearing firm and other broker-dealers                    (1,540)              (139)                809
                Payable to customers                                              1,032                (84)             (1,246)
                Securities sold but not yet purchased                               994               (544)                508
                Employee compensation and related taxes payable                   1,284             (3,044)                820
                Other accounts payable and accrued expenses                       1,225                193                 500
                Income taxes payable                                                346                  0                (623)

======================================================================== ================== =================== ==================
Net cash used in operating activities                                           ($5,415)             ($484)            ($1,305)
======================================================================== ================== =================== ==================


Supplemental Cash Flow Disclosure of Non-Cash Transaction:
     Dividends declared but not yet paid of $0 in 1995, $149,000 in 1994, and $151,000 in 1993.

 See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business, Financial Instruments with Off-Balance-Sheet Risk and Significant Accounting Policies

Nature of business:

Kinnard Investments, Inc. (the "Registrant" or "KII") is a holding company incorporated in the state of Minnesota. Through its primary subsidiaries, John
G. Kinnard and Company, Incorporated ("JGK") and PRIMEVEST Financial Services, Inc. ("PFS"), the Registrant is engaged in securities brokerage, trading, investment banking, asset management, and related financial services. Both of these subsidiaries, along with their respective subsidiaries, are hereinafter collectively with the Registrant referred to as the "Company".

On November 30, 1993, the Registrant acquired all of the outstanding common stock of Moore, Juran and Company, Inc. ("MJC"), a Minneapolis-based securities firm focused principally on the sale of fixed income securities, in exchange for 567,237 shares of the Registrant's common stock. The transaction was accounted for as a pooling of interests. Therefore, financial information for 1993 was restated to include the operations and balances of MJC.

Financial instruments with off-balance-sheet risk:

Off-balance-sheet credit and market risk

In the normal course of business, the Company's customer activities involve the execution, settlement and financing of various customers' securities and options transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer is unable to fulfill its contracted obligations.

JGK clears all transactions for its customers on a fully disclosed basis with a clearing broker or dealer (clearing firm), who carries all the customer accounts and maintains the related records. Nonetheless, the Company is liable to the clearing firm for the transactions of its customers. PFS executes, settles and finances securities transactions in connection with its customer activities. These activities may expose PFS to off-balance-sheet risk in the event a counterparty is unable to fulfill its contractual obligations.

The Company hedges, to a limited extent, its fixed income inventories against market interest rate fluctuations, typically by selling treasury securities short. The Company currently has no plans to utilize interest rate swaps, foreign currency contracts, futures, forward contracts or significant amounts of other securities whose value is derived from other investment products (derivatives) for either hedging or speculative purposes.

Customer securities transactions are recorded on a settlement date basis, which is generally three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The impact of unsettled transactions is not expected to have a material effect upon the Company's Statement of Financial Condition.

The Company's customer securities activities are transacted on either a cash or margin basis. The Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily, and pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce margin positions, when necessary.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1. Nature of Business, Financial Instruments with Off-Balance-Sheet Risk and Significant Accounting Policies (continued)

Off-balance-sheet credit and market risk (continued)

The Company sells securities not yet purchased ("short sales") for its own account. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at unfavorable market prices.

Concentrations of credit risk

As a broker and dealer, the Company engages in various securities trading and brokerage activities serving a diverse group of corporations, governments, institutional and individual investors. The Company's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities and options transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes which may impair the customers' ability to satisfy their obligations to the Company.


Summary of significant accounting policies:

Principles of consolidation

The  consolidated   financial   statements   include  the  accounts  of  Kinnard
Investments,   Inc.  and  its  subsidiaries.   All  intercompany   accounts  and
transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of the Company's investment account, income taxes and legal reserves. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1. Nature of Business, Financial Instruments with Off-Balance-Sheet Risk and Significant Accounting Policies (continued)

Office equipment

The cost of office equipment is depreciated using accelerated methods over the estimated useful lives of three to seven years.

Reclassification

Certain amounts reflected in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the presentation for 1995. These reclassifications had no impact on net income or shareholder's equity as previously reported.

Security transactions

Security transactions are recognized for accounting purposes on the settlement date, generally three business days after the trade execution date. The impact of unsettled transactions on trading securities, securities sold but not yet purchased and income, net of related expenses, is not material.

Marketable trading securities, securities sold but not yet purchased and investment securities are carried at quoted market values. Securities not readily marketable are carried at fair value as determined by management. Unrealized gains and losses are included in operations.

Earnings per common and common equivalent share

Earnings per common and common equivalent share have been computed based upon the weighted average number of common shares and common equivalent shares (warrants and options) outstanding. In a period that the Company incurs a loss, common equivalent shares are excluded because their effect would be anti-dilutive.


Note 2. Trading Securities

Trading securities are summarized as follows:

              ------------------------------------------------------------------------------------------------------
              December 31,                                                             1995                1994
              ------------------------------------------------------------------------------------------------------
             Long positions - trading securities
                  Corporate stocks                                                     $2,647              $1,886
                  U.S. and municipal bonds                                              5,326               5,107
                  Corporate notes and debentures                                        2,253               2,959
              ------------------------------------------------------------------------------------------------------
                                                                                      $10,226              $9,952
              ------------------------------------------------------------------------------------------------------
              Short positions - securities sold but not yet purchased
                  Corporate stocks                                                     $1,631                $586
                  U.S. and municipal bonds                                                 11                  76
                  Corporate notes and debentures                                           17                   3
              ------------------------------------------------------------------------------------------------------
                                                                                       $1,659                $665
              ------------------------------------------------------------------------------------------------------



                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 3. Investment Securities

Investment securities consists of fixed income securities that are primarily short-term and liquid, and equity securities, many of which are freely tradeable in public securities markets. However, some are restricted as to when they may be sold. These restricted securities and those with little or no market have been valued by management at an estimated fair value of $2.1 million and $896,000 at December 31, 1995 and 1994, respectively.

Fair value, cost and aggregate unrealized gains and losses for investment securities are summarized below:


              ----------------------------------------------------------------------------------------------------
              December 31,                                        1995                1994               1993
              ----------------------------------------------------------------------------------------------------
              Fair value                                        $11,827              $7,193             $9,827
              Cost                                                8,603               7,438              8,766
              Unrealized gains                                    3,227               1,016              1,339
              Unrealized losses                                       3               1,261                278
              ----------------------------------------------------------------------------------------------------


              Net realized and unrealized  gains and losses are reflected in the
              consolidated   statements   of   operations   under  the   caption
              "investment account income (loss)" as follows:

              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                             1995                1994               1993
              ----------------------------------------------------------------------------------------------------
              Net realized gains                                 $4,017                $347             $1,903
              Net unrealized gains (loss)                         2,546              (1,333)              (881)
              ----------------------------------------------------------------------------------------------------
                                                                 $6,563               ($986)            $1,022
              ----------------------------------------------------------------------------------------------------



Note 4.  Notes Payable

Lines of credit

JGK maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in the aggregate. One facility limits the borrowing to 90 days and is secured by firm marketable securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1995 and 1994.

PFS has a discretionary line of credit available from a bank totaling $5 million. Draws in excess of $5 million may be made if prior approval is granted by the bank. The interest rate on outstanding borrowings was 5.7% at December 31, 1995. Outstanding borrowings are secured by customer margin securities, investment securities, and certain clearing balances. Total borrowings under the line of credit were $6.3 million and $0 at December 31, 1995 and 1994, respectively. Prior approval was obtained for the amount in excess of $5 million at December 31, 1995.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 5. Employee Benefit Plans

Pension and Profit Sharing Plans

The Company has profit sharing and defined contribution pension plans covering substantially all employees who have completed one year of service. The Company contributes to the pension plan, on behalf of each eligible employee, an amount equal to 5% of their qualified compensation. This contribution is reflected as an operating expense and amounted to $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

There were no contributions to the profit sharing plan for the years ended December 31, 1995, 1994 or 1993. The Company does not intend to make any further contributions to the profit sharing plan so long as the Employee Stock Ownership Plan and Trust is in effect.

MJC had a profit sharing plan covering substantially all employees with more than one year of service. This Plan was liquidated in 1994 as part of the merger agreement with the Company. The contribution charged to operations in 1993 was $143,000.


Employee Stock Ownership Plan and Trust

Employees are eligible to participate in the Employee Stock Ownership Plan and Trust ("ESOP") upon completing one year of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors and can be made in cash or other property as the Trustees consider appropriate. These contributions are used primarily to purchase stock of Kinnard Investments, Inc. A participant is generally fully vested after five years of service. During the years ended December 31, 1995, 1994 and 1993, the Company contributed $560,000, $0, and $1.0 million respectively, to the ESOP.


Note 6. Federal and State Income Taxes

The components of the income tax provision for the years ended December 31, 1995, 1994 and 1993, are as follows:

              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                  1995             1994              1993
              ----------------------------------------------------------------------------------------------------
              Federal payable (refundable)                             $1,150          ($1,386)           $1,949
              State payable                                                 0                5               531
              Deferred taxes                                            1,160             (916)             (303)
              ----------------------------------------------------------------------------------------------------
                                                                       $2,310          ($2,297)           $2,177
              ----------------------------------------------------------------------------------------------------


              The provision for income taxes for the years ended December 31, 1995, 1994 and 1993, differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                  1995             1994              1993
              ----------------------------------------------------------------------------------------------------
              Computed "expected" tax expense (benefit)                $1,990          ($1,925)           $2,031
              State income taxes, net of federal effect                   301             (268)              315
              Other, net                                                   19             (104)             (169)
              ----------------------------------------------------------------------------------------------------
                                                                       $2,310          ($2,297)           $2,177
              ----------------------------------------------------------------------------------------------------



                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 6.       Federal and State Income Taxes (continued)

The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 31, 1995 and 1994 are shown in the table below:


                ---------------------------------------------------------------- ---------------- -----------------
                December 31,                                                              1995             1994
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax asset:
                     Other accruals not currently deductible                              $443             $110
                     Receivable allowance                                                  160              158
                     Trade date/settlement date differences                                105              100
                     Accrual for professional services                                      80              160
                     State net operating loss carryforward                                  20              368
                     Unrealized loss on investment securities                                0               84
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                           808              980
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax liability:
                     Unrealized appreciation of investment securities                    1,284                0
                     Other                                                                  77               34
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                                             34
                                                                                         1,361
                ---------------------------------------------------------------- ---------------- -----------------

                Net deferred tax asset (liability)                                       ($553)            $946
                ---------------------------------------------------------------- ---------------- -----------------



Note 7.  Net Capital Requirements and Dividend Restrictions

Pursuant to the net capital provision of the Securities Exchange Act of 1934, JGK and PFS are required to maintain a minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and for PFS the percentage of net capital to aggregate debit items, both as defined, must be greater than 2%. In addition, broker-dealers may be prohibited from expanding their business or declaring cash dividends if certain requirements are not met. For JGK, the restrictions would apply if its ratio of aggregate indebtedness to net capital is greater than 10 to 1, and for PFS, if its net capital is less than 5% of aggregate debit balances.

At December 31, 1995, JGK had net capital of $7.0 million, a net capital requirement of $725,000 and a ratio of aggregate indebtedness to net capital of
 .89 to 1. PFS had net capital of $2.2 million, a net capital requirement of $250,000 and a ratio of net capital to aggregate debit items of 22%.


Note 8.  Equity

The Company's 16.5 million shares of authorized undesignated stock may be designated by the Board of Directors as either preferred stock or common stock.

During 1995, the Company repurchased 15,000 shares of its common stock at a total cost of $49,000. The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 257,769 shares have been repurchased as of December 31, 1995.

In the first quarter of 1995, 381,056 warrants with an exercise price of $2.25 per share and an expiration date of February 1995 were exercised, generating proceeds of $857,000. The remaining 38,917 warrants that were not exercised expired.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 9. Stock Option and Purchase Plans

Stock Option Plans

Under the Company's stock option plans, a total of 660,000 shares have been reserved for options to employees and directors of the Company. At December 31, 1995 there were 377,550 authorized but unissued shares. Under terms of the plans, options are generally granted at not less than market value at the date of the grant and may be exercised over the period prescribed at the time of the grant, not to exceed ten years from the time of the grant. Transactions involving the stock option plans are summarized below:


              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                    1995            1994            1993
              ----------------------------------------------------------------------------------------------------
              Outstanding, beginning of year                               218             185             152
              Granted (1995: $3.55 - $3.80 per share)                       70              86              50
              Exercised                                                    (11)              0             (17)
              Forfeited or expired                                         (30)            (53)              0
              ----------------------------------------------------------------------------------------------------
              Outstanding, end of year
                (1995: $1.98 - $7.25 per share)                            247             218             185
              ----------------------------------------------------------------------------------------------------


Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") under which 1,050,000 shares are authorized for issuance. The ESPP allows employees to set aside up to 15% of earnings to purchase shares of the Company's common stock. Shares are purchased semi-annually at a price equal to 85% of the lower of the market prices at the beginning or end of the applicable six-month period, but not less than book value at the end of the period. Reserved but unissued shares under the Plan were 713,749 at December 31, 1995.


Note  10. Lease Commitments

The Company and its subsidiaries lease office space and equipment under various operating leases with remaining terms ranging up to nine years. Certain of these leases have escalation clauses and renewal options.

Minimum rentals required under non-cancelable operating leases for office space and equipment rental for the next five years and thereafter are as follows:

-------------------------------------------------------------------------------
Year                                                                     Amount
-------------------------------------------------------------------------------
1996                                                                     $1,430
1997                                                                      1,324
1998                                                                      1,235
1999                                                                        840
2000                                                                        367
Thereafter                                                                  988
-------------------------------------------------------------------------------
                                                                         $6,184
-------------------------------------------------------------------------------

Rent expense for all operating leases was $2.9 million, $3.0 million and $2.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 11. Commitments and Contingent Liabilities

JGK was one of many brokerage firms across the country through whom investors purchased limited partnership interests and mortgage loan units from a number of limited partnerships sponsored by Citi-Equity Group, Inc. ("Citi-Equity") for the purpose of building and maintaining affordable housing projects. A number of purported class action lawsuits were commenced against JGK alleging some or all of the following claims: violation of state and federal securities laws, negligent and fraudulent misrepresentation and consumer fraud. Each sought an unspecified amount of damages. In June 1995, JGK reached a settlement which was approved by the court (subject to appeal) in December 1995, resolving all claims against it by class members who accept the settlement agreement action in the putative class action lawsuits pending in state and federal courts relating to Citi-Equity litigation. As part of the settlement, JGK agreed to pay $1 million in cash, to transfer its interest in the principal amount of approximately $1.4 million Class C Mortgage Pass-Through Certificates in the MCA Multi-Family Affordable Housing REMIC ("MCA Certificate"), and to pay 20% of the profits, if any, to a maximum amount of $1 million, which may be realized from the sale of shares of stock that may be obtained through the exercise of certain warrants held by JGK. These warrants are exercisable during various periods through April 2000. In addition, JGK guaranteed that principal and interest payments on the MCA Certificate will total at least $919,750. A pre-tax charge of approximately $2.4 million has been recorded in 1995 related to the Citi-Equity settlement. The charge is less than the $3.4 million maximum amount of the settlement because MCA Certificate was being carried at a value below the principal amount, and the portion of the settlement related to warrant appreciation will only be accrued when the value of warrants, or shares obtained on the exercise of warrants, increases.

In October 1994, a purported class action lawsuit was commenced in U.S. District Court for the District of Minnesota against Palace Casinos, Inc. ("Palace Casinos") and a number of other defendants, including JGK, alleging violation of state and federal securities laws and common law claims. The lawsuit sought an unspecified amount of damages. The plaintiffs sought to represent a class of persons who purchased Palace Casinos preferred stock in a private placement, in which JGK acted as a selling agent. In February 1996, the parties reached a settlement, which remains subject to certain conditions and to receipt of final judicial approval. Under the settlement agreement, all claims against JGK by settling class members who accept the class-action settlement are to be released, in exchange for a payment by JGK of $500,000 to plaintiffs for the benefit of the settling class. This settlement was accrued for in 1995.

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

In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at year-end is not expected to have a material effect on the financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I



The following financial statements include only Kinnard Investments, Inc. (Registrant). The Registrant's investment in its wholly-owned subsidiaries are recorded at the equity in their net assets and are included in the Statements of Financial Condition. The Statements of Operations include the equity in income of the subsidiaries. Investment in, and equity in the income of subsidiaries are eliminated upon consolidation. These financial statements should be read in conjunction with the consolidated financial statements and the other related notes.

Dividends Paid to Registrant

In October 1994, JGK transferred ownership of PFS to the Registrant, which was accounted for as a non-cash dividend. The Registrant received no cash dividends from its subsidiaries for the years ended December 31, 1995, 1994 or 1993.


                   KINNARD INVESTMENTS, INC. (REGISTRANT ONLY)
                        STATEMENTS OF FINANCIAL CONDITION


                                                      (In thousands)

--------------------------------------------------------------------------------- -------------------- --------------------
At December 31,                                                                            1995                 1994
--------------------------------------------------------------------------------- -------------------- --------------------
ASSETS
   Cash and cash equivalents                                                                 $ 85               $1,030
   Investment in subsidiaries                                                              16,371               12,932
   Receivables from subsidiaries                                                              617                  300
   Investment securities, at fair value                                                     8,406                5,351
   Income tax receivable                                                                       91                1,391
   Deferred tax asset                                                                           0                  478
   Other assets                                                                                76                  102
--------------------------------------------------------------------------------- -------------------- --------------------
================================================================================= ==================== ====================
Total assets                                                                              $25,646              $21,584
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
--------------------------------------------------------------------------------- -------------------- --------------------
   Other accounts payable and accrued expenses                                               $341                 $509
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                     0                    0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,257 and 5,881, respectively                                              125                  118
   Additional paid-in capital                                                              13,680               12,861
   Unearned compensation                                                                        0                  (26)
   Retained earnings                                                                       11,500                8,122
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                 25,305               21,075
--------------------------------------------------------------------------------- -------------------- --------------------
--------------------------------------------------------------------------------- -------------------- --------------------

--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities and shareholders' equity                                                $25,646              $21,584
================================================================================= ==================== ====================


                   KINNARD INVESTMENTS, INC. (REGISTRANT ONLY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I
                            STATEMENTS OF OPERATIONS


                                                      (In thousands)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1995                   1994                   1993
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Interest                                                      $378                   $506                   $382
    Investment account income (loss)                               931                   (404)                     0
    Other                                                            0                     48                     40
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                   1,309                    150                    422
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
    Compensation and benefits                                      314                    206                    153
    Other                                                          258                    202                    243
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           572                    408                    396
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                  737                   (258)                    26

Income tax expense (benefit)                                       299                   (171)                   (62)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings
      (loss) of subsidiaries                                       438                    (87)                    88
--------------------------------------------------------------------------------------------------------------------------

Equity in earnings (loss) of subsidiaries                        2,938                 (3,123)                 3,709
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $3,376                ($3,210)                $3,797
--------------------------------------------------------------------------------------------------------------------------



                   KINNARD INVESTMENTS, INC. (REGISTRANT ONLY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I
                            STATEMENTS OF CASH FLOWS


                                                      (In thousands)

------------------------------------------------------------------- ------------------ ------------------- ------------------
For Years Ended December 31,                                                 1995                1994               1993
------------------------------------------------------------------- ------------------ ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and subsidiaries                            ($317)              $867                 $62
    Cash paid to suppliers and subsidiaries                                   (808)            (1,836)               (799)
    Interest received                                                          378                506                 382
    Income tax payments                                                      1,742                 37                   0
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash provided by (used in) operating activities                        995               (426)               (355)
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                             29,915              9,387              18,663
    Purchase of investment securities                                      (32,038)            (7,689)            (26,137)
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash provided by (used in) investing activities                     (2,123)             1,698              (7,474)
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (repurchase) of common stock                                      831               (386)              9,036
    Subsidiary issuance of common stock                                          0                  0                 (10)
    Subsidiary pretax profit on Registrant underwriting                          0                  0                (153)
    Transfers to subsidiaries                                                 (501)              (300)                  0
    Dividends paid                                                            (147)              (601)               (665)
------------------------------------------------------------------- ------------------ ------------------- ------------------
Net cash provided by (used in) financing activities                            183             (1,287)              8,208
------------------------------------------------------------------- ------------------ ------------------- ------------------
------------------------------------------------------------------- ------------------ ------------------- ------------------

Increase (decrease) in cash and cash equivalents                              (945)               (15)                379

Cash and cash equivalents at beginning of period                             1,030              1,045                 666

------------------------------------------------------------------- ------------------ ------------------- ------------------
Cash and cash equivalents at end of period                                     $85             $1,030              $1,045
------------------------------------------------------------------- ------------------ ------------------- ------------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income (loss)                                                        $3,376            ($3,210)             $3,797
   Adjustment to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Equity in loss (income) of subsidiaries                             (2,938)             3,123              (3,709)
        Net unrealized loss (gain) on investment securities                   (992)               244                  90
        Net realized loss (gain) on sale of investments                         60                160                 (69)
        Deferred income taxes                                                  741               (127)                  0
        Decrease (increase) in other assets                                  1,179               (943)               (495)
        Increase (decrease) in other payables                                 (431)               327                  31
------------------------------------------------------------------- ------------------ ------------------- ------------------
  Net cash provided by (used in) operating activities                         $995              ($426)              ($355)
------------------------------------------------------------------- ------------------ ------------------- ------------------



Supplemental Cash Flow Disclosure of Non-Cash Transaction:
     Dividends declared but not yet paid of $0 in 1995, $149,000 in 1994, and $151,000 in 1993.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              KINNARD INVESTMENTS, INC.
                                              (the "Registrant")



                                              By   /s/    Hilding C. Nelson
                                                 Hilding C. Nelson
                                                 Chairman


Date:   March 20, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                               (POWER OF ATTORNEY)

Each person whose signature appears below constitutes and appoints HILDING C. NELSON and STEPHEN H. FISCHER his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be one by virtue thereof.



Signature                                  Title                       Date



 /s/    Hilding C. Nelson          Chairman and Director         March 20, 1996
Hilding C. Nelson              (principal executive officer)




/s/    Stephen H. Fischer         Treasurer and Director         March 20, 1996
Stephen H. Fischer                (principal financial and
                                   accounting officer)


                       (Signatures continued on next page)

Signature                             Title                             Date



/s/    James W. Hansen               Director                    March 20, 1996
James W. Hansen



/s/    Thomas E. Moore               Director                    March 20, 1996
Thomas E. Moore



/s/    Andrew J. O'Connell           Director                    March 20, 1996
Andrew J. O'Connell



/s/    Robert S. Spong               Director                    March 20, 1996
Robert S. Spong

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                         Form 10-K for 1995 fiscal year


   Exhibit


3.1       Registrant's Restated Articles of Incorporation, as amended to date --
          incorporated   by   reference   to  Exhibit  4  to  the   Registrant's
          Registration Statement on Form S-3, Reg. No. 33-72914

3.2       Registrants Bylaws, as amended -- incorporated by reference to Exhibit
          3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 *

10.1 ** Registrant's 1982 Incentive Stock Option Plan -- incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 *

10.2 Lease between JGK and Oxford Development Minnesota, Inc., dated July 1, 1985, covering space on the 17th floor of the Cargill Building, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 *

10.3      Lease  between JGK and The  Equitable  Life  Assurance  Society of the
          United States, dated October 12, 1988, covering space in the Interchange Tower, St. Louis Park, Minnesota -- incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report Form 10-K for fiscal year ended December 31, 1988 *

10.4      Lease  between JGK and TPI/CMS St.  Paul  Limited  Partnership,  dated
          November 1, 1988, covering space in the Norwest Center, St. Paul, Minnesota -- incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report Form 10-K for fiscal year ended December 31, 1988 *

10.5 Lease between PFS and Norwest Center Associates, dated May 17, 1991, covering space in Norwest Center, St. Cloud, Minnesota -- incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report Form 10-K for fiscal year ended December 31, 1991 *

10.6 Lease between THS Northstar Associates Limited Partnership and JGK, dated October 24, 1989 covering space at Suite 1700 Northstar West, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1989 *

10.7 **   JGK  Employee  Stock   Ownership  Plan  and  Trust   Agreement  --
          incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989*



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

** Management contract or compensatory plan or arrangement

   Exhibit


10.8 **   Registrant's 1990 Stock Option Plan -- incorporated by reference to
          Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991*

10.9 Noncompetition Agreement, dated January 2, 1991 among JGK and certain former shareholders of PFS -- incorporated by reference to Exhibit
          10.1 to the Registrant's Form 8-K dated January 2, 1991 *

10.10 ** 1992 Incentive Compensation Plans for JGK, PFS and Kinnard Investments, Inc. -- incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

10.11 Amendment, dated February 19, 1992, of the Office Lease between THS Northstar Associates Limited Partnership and JGK covering space at 1700 Northstar West -- incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1991 *

10.12 ** Registrant's 1992 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736

10.13 Amendment, dated June 16, 1992, of Office Lease between JGK and TPI/CMS St. Paul Limited Partnership covering space at Norwest Center, St. Paul Minnesota -- incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736

10.14 Amendments, dated February 19, 1992, June 1, 1992 and July 2, 1992 of office Lease between THS Northstar Associates Limited Partnership and JGK covering space at 1700 Northstar West, Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736

10.15 Agreement, dated November 30, 1993, among the Registrant, MJC and others -- incorporated by reference to Exhibit 2 of the Registrant's Form 8-K dated December 13, 1993 *

10.16 Introducing broker agreement between Linn-Waldock and JGK, dated May 14, 1993-- incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 *

10.17 Lease between ITL - CER II Corporation and JGK, dated July 20, 1993, covering space at 920 Second Avenue South in Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 *

10.18 Separation Agreement with Thomas J. Mulvaney dated September 21, 1995 -- incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 *

10.19 Clearing Agreement, dated February 13, 1995, between Alex. Brown & Sons, Inc. and JGK -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

10.20 Lease between Equitable Real Estate Investment Management, Inc. and JGK, dated April 25, 1994 -- incorporated by reference to Exhibit
          10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

**   Management contract or compensatory plan or arrangement

  Exhibit

11 Calculation of Weighted Average Number of Common Shares and Income for Determination of Earnings Per Share of Common Stock


21   List of the Registrant's subsidiaries:

                                                          State of Incorporation
Subsidiary                                                       Minnesota
John G. Kinnard and Company, Incorporated                        Minnesota
Kinnard Futures Management Corporation                           Minnesota
PRIMEVEST Financial Services, Inc.                               Minnesota
Kinnard Capital Corporation                                      Minnesota
Headwaters Capital Management                                    Massachusetts
Branson Insurance Agency, Inc.                                   Alabama
PRIMEVEST Insurance Agency of Alabama, Inc.                      New Mexico
PRIMEVEST Insurance Agency of New Mexico, Inc.                   Ohio
PRIMEVEST Insurance Agency of Ohio, Inc.                         Oklahoma
PRIMEVEST Insurance Agency of Oklahoma, Inc.                     Texas
PRIMEVEST Insurance Agency of Texas, Inc.                        Minnesota
Granite Investment Services, Inc.                                North Dakota
Continental Funding, Inc.                                        North Dakota
NODAKBONDS, Inc.                                                 Minnesota
PRIMEVEST Mortgage, Inc.

23   Consent of Deloitte & Touche LLP

27   Financial Data Schedule (filed in electronic form only)



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

**   Management contract or compensatory plan or arrangement