Form 10-Q
period 1996-03-31
KINNARD INVESTMENTS INC
filed 1996-05-15
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996             Commission File No.   0-9377



                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


  Minnesota                                           41-0972952
(State of incorporation)                 (I.R.S Employer identification number)


920 Second Avenue South, Minneapolis, Minnesota 55402            612) 370-2700
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                      Telephone Number


                                 Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No


 Shares of $0.02 par value common stock outstanding at May 10, 1996: 5,994,171

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS



PART I                                                                   Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of financial condition.............................3

Consolidated statements of operations......................................4

Consolidated statements of shareholders' equity............................5

Consolidated statements of cash flows......................................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS......................................10

PART II

OTHER INFORMATION..........................................................13

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

- -------------------------------------------------------------------------------
                                                    March 31,      December 31,
                                                      1996              1995
- --------------------------------------------------------------------------------
                                                  (unaudited)

ASSETS
Cash and cash equivalents                           $3,276            $5,766
Receivable from clearing firm and other
 broker-dealers                                      7,097             4,324
Receivable from customers                           13,651             9,734
Miscellaneous receivables                            1,746             1,549
Trading securities, at market                       10,248            10,226
Office equipment at cost, less accumulated
 depreciation of $3,807 and $3,604, respectively     1,711             1,740
Investment securities, at fair value                 8,383            11,827
Other assets                                           632               731
- -------------------------------------------------------------------------------
Total assets                                       $46,744           $45,897
- -------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                       $4,460            $6,307
Due to clearing firm and other broker-dealers          236               405
Payable to customers                                 4,353             3,184
Securities sold but not yet purchased, at market     1,566             1,659
Employee compensation and related taxes payable      3,558             3,649
Other accounts payable and accrued expenses          5,517             4,489
Income taxes payable                                   887               346
Deferred tax liability                                 481               553
- -------------------------------------------------------------------------------
Total liabilities                                   21,058            20,592
- -------------------------------------------------------------------------------

Shareholders' Equity
Preferred stock, authorized 1,000 shares; none
  issued or outstanding                                  0                 0
Undesignated stock, authorized 16,500 shares;
  none issued or outstanding                             0                 0
Common stock, $.02 par value; authorized 7,500
  shares; issued and outstanding 6,025 and 6,257
  shares, respectively                                 121               125
Additional paid-in capital                          12,736            13,680
Retained earnings                                   12,829            11,500
- -------------------------------------------------------------------------------
Total shareholders' equity                          25,686            25,305
- -------------------------------------------------------------------------------

Total liabilities and shareholders' equity         $46,744           $45,897
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                     1996             1995
                                                   (Unaudited)      (Unaudited)

Revenues
    Commission income                               $10,106           $5,791
    Principal transactions                            9,151            6,790
    Investment account income                           792              871
    Investment banking                                  471              260
    Interest                                            591              406
    Other                                             1,049              639
- ------------------------------------------------------------------------------
Total revenues                                       22,160           14,757
- ------------------------------------------------------------------------------
Operating Expenses
    Compensation and benefits                        10,710            7,918
    Bank commissions                                  4,137            2,054
    Floor brokerage and clearance                     1,209              916
    Communications                                      320              315
    Occupancy and computer                            1,495            1,435
    Other                                             2,067            1,615
- -------------------------------------------------------------------------------
Total operating expenses                             19,938           14,253
- -------------------------------------------------------------------------------
Income before income taxes                            2,222              504
Income tax expense                                      893              187
- -------------------------------------------------------------------------------
Net income                                           $1,329             $317
- -------------------------------------------------------------------------------
Earnings per common share:
    Primary                                           $0.22            $0.05
    Fully diluted                                     $0.21            $0.05
- -------------------------------------------------------------------------------
Weighted average number of common and common
  equivalent shares outstanding:
      Primary                                         6,181            6,052
      Fully diluted                                   6,199            6,269
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In thousands, except per share data)

- ------------------------------------------------------------------------------
                                                   Additional Unearned
                             Common Stock Issued   Paid-in    Compen-  Retained
                             Shares       Amount   Capital    sation   Earnings

- -------------------------------------------------------------------------------
Balance, December 31, 1993    6,033        $121    $13,245    ($107)    $11,930
- -------------------------------------------------------------------------------
Dividends on common stock
  ($.10 per share)                                                         (598)
Exercise of warrants             21           0         47
Issuance of shares under
  the employee
  stock option plan              57           1        299
Repurchase of shares           (230)         (4)      (730)
Amortization of unearned
  compensation                                                   81
Net loss                                                                 (3,210)
- -------------------------------------------------------------------------------
Balance, December 31, 1994    5,881         118     12,861      (26)      8,122
- -------------------------------------------------------------------------------

Forfeiture of restricted
 shares and adjustment
 to common stock dividend        (1)                    (5)       6           2
Exercise of warrants            381           7        850
Issuance of shares under the
 employee stock option plan      11           0         22
Repurchase of shares            (15)          0        (48)
Amortization of unearned
 compensation                                                    20
Net income                                                                3,376
- -------------------------------------------------------------------------------
Balance, December 31, 1995    6,257         125     13,680        0      11,500
- -------------------------------------------------------------------------------

Issuance of shares under the
 employee stock option plan      24           0         46
Repurchase of shares           (256)         (4)      (990)
Net income                                                                1,329
- ------------------------------------------------------------------------------
Balance, March 31, 1996
   (unaudited)                6,025        $121    $12,736       $0     $12,829
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

- -------------------------------------------------------------------------------
                                                     Three Months Ended
                                                           March 31,
                                                     1996           1995
                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from customers, brokers-dealers
   and clearing agencies                            $15,141        $13,593
 Cash paid to suppliers and employees               (18,998)       (15,924)
 Interest:
   Received                                             591            406
   Paid                                                 (71)           (12)
   Income taxes paid                                   (424)            (1)
- -------------------------------------------------------------------------------
Net cash used in operating activities                (3,761)        (1,938)
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investment securities          6,957          5,278
 Purchase of:
   Office equipment                                    (170)          (193)
   Investment securities                             (2,721)        (5,618)
- -------------------------------------------------------------------------------
Net cash provided by (used in) investing activities   4,066           (533)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance (repurchase) of common stock                 (948)           857
 Net borrowings (payments) on notes payable and
  revolving credit agreements                        (1,847)         2,600
    Dividends paid                                        0           (147)
- -------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (2,795)         3,310
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     (2,490)           839
Cash and cash equivalents at beginning of period      5,766          2,750
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $3,276         $3,589
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)

- -------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                         1996         1995
- -------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)

RECONCILIATION OF NET INCOME TO NET CASH
 USED IN OPERATING ACTIVITIES:
 Net income                                             $1,329          $317
 Adjustments to reconcile net income to net cash
  used in operating activities:
 Depreciation and amortization                             199           229
 Unearned compensation                                       0             6
 Net unrealized gain on investment securities             (221)       (1,000)
 Net realized loss (gain) on sale of investment
   securities                                             (571)          129
 Deferred income taxes                                     (72)          382
 (Increase) decrease in:
  Receivable from clearing firm and other
   brokers-dealers                                      (2,773)       (1,975)
  Receivable from customers                             (3,917)       (1,956)
  Miscellaneous receivables                               (197)          115
  Trading securities, at market                            (22)        2,393
  Income tax receivable                                      0          (197)
  Other assets                                              99           107
 Increase (decrease) in:
  Due to clearing firm and other broker-dealers           (169)       (1,510)
  Payable to customers                                   1,169           913
  Securities sold but not yet purchased                    (93)          739
  Employee compensation and related taxes payable          (91)         (405)
  Other accounts payable and accrued expenses            1,028          (225)
  Income taxes payable                                     541             0

- -------------------------------------------------------------------------------
Net cash used in operating activities                  ($3,761)      ($1,938)
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

              The consolidated statement of financial condition as of March 31, 1996 and other financial information for the three months ended March 31, 1996 and 1995, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

              For comparability, certain 1995 amounts have been reclassified to conform with the presentation for 1996. The reclassifications had no effect on net income or shareholders' equity as previously reported.


Note 2.       Net Capital Requirements

              Pursuant to the net capital provisions of the Securities Exchange Act of 1934, the Company's subsidiaries, John G. Kinnard and Company, Inc. (JGK), and PRIMEVEST Financial Services, Inc. (PFS), are required to maintain a minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and PFS's percentage of net capital to aggregate debit items, both as defined, must be greater than 2%. In addition, broker-dealers may be prohibited from expanding their business or declaring cash dividends if certain requirements are not met. For JGK, the restrictions would apply if its ratio of aggregate indebtedness to net capital is greater than 10 to 1, and for PFS, if its net capital is less than 5% of aggregate debit balances.

              At March 31, 1996, JGK had net capital of $6.8 million, a net capital requirement of $691,000 and a ratio of aggregate indebtedness to net capital of 1.08 to 1. PFS had net capital of $2.6 million, a net capital requirement of $250,000 and a ratio of net capital to aggregate debit items of 22%.


Note 3.       Shareholders' Equity

              During the first quarter of 1996, the Company repurchased approximately 256,000 shares of its common stock at a total cost of $994,000. The Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock, of which a total of 514,000 shares have been repurchased as of March 31, 1996.

              In the first quarter of 1996, 23,700 options with an exercise price of $1.98 per shares were exercised, generating proceeds of $46,000.

              In 1995, 381,056 warrants with an exercise price of $2.25 per share and an expiration date of February 1995 were exercised, generating proceeds of $857,000. An additional 38,917 warrants that were not exercised expired.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Commitments and Contingent Liabilities

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

              In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at quarter-end is not expected to have a material effect on the financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Results of Operations

The following table sets forth a summary of changes in the major categories of revenues and expenses:

                                                     Three Months Ended
Unaudited                                      March 31, 1996  versus 1995
                                                    Increase (decrease)

Revenues
  Commission income                                $4,315              75%
  Principal transactions                            2,361              35
  Investment account income                           (79)             (9)
  Investment banking                                  211              81
  Interest                                            185              46
  Other                                               410              64
  Total revenues                                    7,403              50

 Operating Expenses
   Compensation and benefits                        2,792              35
   Bank commissions                                 2,083             101
   Floor brokerage and clearance                      293              32
   Communications                                       5               2
   Occupancy and computer                              60               4
   Other                                              452              28
   Total                                            5,685              40

 Income before income taxes                         1,718             341

 Income taxes                                         706             378

 Net income                                        $1,012             319%


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1996 and 1995

The equity markets set new record highs during the first quarter of 1996, while fixed income markets were adversely affected by rising interest rates. The Company's revenues of $22.2 million compare to $14.8 million a year ago, a 50% increase. Primary earnings per share were $0.22 per share versus $0.05 per share last year. The improved profitability was due to higher transaction levels, increased productivity and expense management. For the fifth consecutive quarter, the Company increased earnings per share and net income relative to the prior year's comparable period.

Sales of all commission products were up significantly from the prior year, but the largest increase was in mutual funds, which increased 130%. It was a record quarter for the mutual fund industry as a whole, with individuals investing record amounts of new money into mutual funds.

Revenue from principal transactions increased by $2.4 million from the same period last year due to strong increases in revenues from equity products. The Company's expertise in the Capital Markets Group is trading, researching and selling emerging growth stocks. This segment of the market was quite strong in the current period. Revenues from fixed income trading declined modestly as the value of inventories were negatively impacted by rising interest rates. The yield on the 30 year Treasury bond increased from 5.9% at December 31, 1995 to 6.7% at March 31, 1996.

The investment account generated income of $792,000 in the first quarter of 1996, down 9% from the prior year. The investment account has historically been a volatile source of revenues for the Company.

Investment banking revenues increased by $211,000 or 81%. The Company completed two private placements in the first quarter of 1996 versus no financings for the comparable quarter last year.

Employee compensation and benefits rose by 35% as revenue based compensation, such as commissions paid to investment executives, increased in line with revenues. Incentive compensation rose due to increases in profitability and revenues. Salaries increased modestly as the Company continues to closely manage the number of employees and related compensation.

Bank commissions increased by 101% due in part to higher payouts resulting from improved productivity, but primarily to increased transaction levels. Floor brokerage and clearance also increased in conjunction with the increased level of transactions. Other operating expense rose by $452,000 due to a charge for an arbitration award, which was partially offset by lower legal expenses as a result of settling several litigations.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of trading inventory and investment securities are stated at quoted market value and are readily marketable. The less liquid portions of trading inventory and investment securities are stated at fair value, which is determined by management's best estimate.

During the three months ended March 31, 1996, the value of trading securities increased $22,000 and securities sold but not yet purchased decreased by $93,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Operating Activities

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


Investing Activities

The majority of investment activity during the current period resulted from the sale and repurchase of investment grade fixed income securities held in the investment account. A portion of the proceeds from the sale of securities held in the investment account were used to reduce short-term borrowings.


Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At March 31, 1996 and December 31, 1995 there were outstanding balances of $4.5 million and $6.3 million, respectively, under these facilities. The outstanding debt was used primarily to finance customer margin balances.


Cautionary Statements

As provided under the Private Securities Reform Act of 1995, the Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment accounts, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5 -  OTHER INFORMATION
          None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits

               3.1 - Restated Articles of Incorporation
               3.2 - Restated Bylaws
               27 - Financial Data Schedule (filed in electronic format only)

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


                                         KINNARD INVESTMENTS, INC.


                                         /s/  Stephen H. Fischer
                                        Stephen H. Fischer
                                        Treasurer (principal financial officer)




Date  05/10/96

                                  EXHIBIT INDEX
                            KINNARD INVESTMENTS, INC.
                                    FORM 10-Q
                      For Fiscal Quarter Ended March 31, 1996


   Exhibit No.                        Description

     3.1                              Restated Articles of Incorporation

     3.2                              Restated Bylaws

     27                               Financial Data Schedule
                                      (filed in electronic format only)