Form 10-Q
period 1996-06-30
KINNARD INVESTMENTS INC
filed 1996-08-12
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




    For the quarter ended  June 30, 1996             Commission File No. 0-9377



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


Shares of $0.02 par value common stock outstanding at August 9, 1996: 5,991,883

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





PART I                                                                   Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated statements of financial condition..........................3

     Consolidated statements of operations...................................4

     Consolidated statements of shareholders' equity.........................5

     Consolidated statements of cash flows...................................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................................10

PART II

OTHER INFORMATION...........................................................12

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 (In thousands)

                                                                  June 30,            December 31,
                                                                    1996                  1995
                                                                 (Unaudited)
                                                                   -------               -------
ASSETS
   Cash and cash equivalents                                       $ 6,945               $ 5,766
   Receivable from clearing firm and other broker-dealers            6,414                 4,324
   Receivable from customers                                        15,742                 9,734
   Miscellaneous receivables                                         2,130                 1,549
   Trading securities, at market                                    11,278                10,226
   Office equipment at cost, less accumulated depreciation
         of  $4,001 and  $3,604, respectively                        1,985                 1,740
   Investment securities, at fair value                             11,896                11,827
   Other assets                                                        706                   731
                                                                   -------               -------
Total assets                                                       $57,096               $45,897
                                                                   =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                      $ 7,200               $ 6,307
   Due to clearing firm and other broker-dealers                     1,076                   405
   Payable to customers                                              3,251                 3,184
   Securities sold but not yet purchased, at market                  1,975                 1,659
   Employee compensation and related taxes payable                   6,776                 3,649
   Other accounts payable and accrued expenses                       6,420                 4,489
   Income taxes payable                                                672                   346
   Deferred tax liability                                              908                   553
                                                                   -------               -------
Total liabilities                                                   28,278                20,592
                                                                   -------               -------

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none
      issued or outstanding                                              0                     0
   Undesignated stock, authorized 16,500 shares;
      none issued or outstanding                                         0                     0
   Common stock, $.02 par value; authorized 7,500 shares;
       issued and outstanding 5,994 and 6,257 shares,
       respectively                                                    120                   125
   Additional paid-in capital                                       12,609                13,680
   Retained earnings                                                16,089                11,500
                                                                   -------               -------
Total shareholders' equity                                          28,818                25,305
                                                                   -------               -------

Total liabilities and shareholders' equity                         $57,096               $45,897
                                                                   =======               =======



See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            1996      1995      1996      1995
                                             (Unaudited)           (Unaudited)
                                          -------   -------   -------   -------
Revenues:
    Commission income                     $10,920   $ 6,851   $21,027   $12,642
    Principal transactions                 11,785     8,189    20,936    14,979
    Investment account income               3,249     3,644     4,041     4,515
    Investment banking                      3,085     1,479     3,556     1,738
    Interest                                  667       415     1,258       822
    Other                                   1,226       694     2,275     1,333
                                          -------   -------   -------   -------
Total revenues                             30,932    21,272    53,093    36,029
                                          -------   -------   -------   -------

Operating Expenses:
    Compensation and benefits              14,933    10,205    25,643    18,124
    Bank commissions                        4,627     2,301     8,765     4,354
    Floor brokerage and clearance           1,450     1,038     2,660     1,954
    Communications                            313       314       633       630
    Occupancy and equipment                 1,585     1,437     3,080     2,871
    Litigation settlements                    662     1,992       742     1,992
    Other                                   1,927     1,828     3,913     3,444
                                          -------   -------   -------   -------
Total operating expenses                   25,497    19,115    45,436    33,369
                                          -------   -------   -------   -------

Income before income taxes                  5,435     2,157     7,657     2,660

Income tax expense                          2,175       891     3,068     1,077
                                          -------   -------   -------   -------
Net income                                $ 3,260   $ 1,266   $ 4,589   $ 1,583
                                          -------   -------   -------   -------

Earnings per common share:
      Primary                             $  0.54   $  0.20   $  0.75   $  0.26
      Fully diluted                       $  0.54   $  0.20   $  0.75   $  0.25
                                          -------   -------   -------   -------

Weighted average number of common and
  common equivalent shares outstanding:
      Primary                               6,038     6,269     6,108     6,165
      Fully diluted                         6,038     6,277     6,137     6,281
                                          =======   =======   =======   =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      (In thousands, except per share data)

                                                                               Additional      Unearned
                                                     Common Stock Issued         Paid-in        Compen-       Retained
                                                     Shares       Amount         Capital        sation        Earnings
                                                      -----         ----        -------         ----          -------
Balance, December 31, 1993                            6,033         $121        $13,245        ($107)         $11,930
                                                      -----         ----        -------         ----          -------

Dividends on common stock ($.10 per share)                                                                       (598)
Exercise of warrants                                     21            0             47
Issuance of shares under employee
   stock option plan                                     57            1            299
Repurchase of stock                                    (230)          (4)          (730)
Amortization of unearned compensation                                                             81
Net loss                                                                                                       (3,210)
                                                      -----         ----        -------         ----          -------
Balance, December 31, 1994                            5,881          118         12,861          (26)           8,122
                                                      -----         ----        -------         ----          -------

Forfeiture of restricted shares and adjustment
   to common stock dividend                              (1)                         (5)           6                2
Exercise of warrants                                    381            7            850
Issuance of shares under employee
   stock option plan                                     11            0             22
Repurchase of stock                                     (15)           0            (48)
Amortization of unearned compensation                                                             20
Net income                                                                                                      3,376
                                                      -----         ----        -------         ----          -------
Balance, December 31, 1995                            6,257          125         13,680            0           11,500
                                                      -----         ----        -------         ----          -------

Issuance of shares under employee
   stock option plan                                     24            0             46
Repurchase of stock                                    (287)          (5)        (1,117)
Net income                                                                                                      4,589
                                                      -----         ----        -------         ----          -------
Balance, June 30, 1996 (unaudited)                    5,994         $120        $12,609           $0          $16,089
                                                      =====         ====        =======         ====          =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

                                                        Six Months Ended
                                                              June 30,
                                                        1996        1995
                                                      --------    --------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, broker-dealers
         and clearing agencies                        $ 39,026    $ 28,636
    Cash paid to suppliers and employees               (39,732)    (31,157)
    Minority interest                                        0           2
    Interest:
       Received                                          1,259         822
       Paid                                               (128)        (44)
    Income taxes refunded (paid)                        (2,388)      1,390
                                                      --------    --------
Net cash used in operating activities                   (1,963)       (351)
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities          9,407      17,746
    Purchase of:
       Office equipment                                   (647)       (283)
       Investment securities                            (5,435)    (16,872)
                                                      --------    --------
Net cash provided by investing activities                3,325         591
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (repurchase) of common stock               (1,076)        857
    Net borrowings on notes payable and revolving
        credit agreements                                  893         370
    Dividends paid                                           0        (147)
                                                      --------    --------
Net cash provided by (used in) financing activities       (183)      1,080
                                                      --------    --------

Increase in cash and cash equivalents                    1,179       1,320

Cash and cash equivalents at beginning of period         5,766       2,750
                                                      --------    --------

Cash and cash equivalents at end of period            $  6,945    $  4,070
                                                      ========    ========

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   1996       1995
                                                                  -------    -------
                                                                      (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net income                                                    $ 4,589    $ 1,583
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                             402        483
            Unearned compensation                                       0         11
            Net unrealized gain on investment securities           (1,388)    (1,615)
            Net realized gain on sale of investment securities     (2,653)    (2,900)
            Deferred income taxes                                     355        247
            (Increase) decrease in:
               Receivable from clearing firm and other
                  brokers-dealers                                  (2,090)    (2,955)
               Receivable from customers                           (6,008)    (1,977)
               Miscellaneous receivables                             (581)       (20)
               Trading securities, at market                       (1,052)     1,112
               Income tax receivable                                    0      1,187
               Other assets                                            25        113
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers          671     (1,875)
               Payable to customers                                    67      1,299
               Securities sold but not yet purchased, at market       316        465
               Employee compensation and related taxes payable      3,127      1,437
               Income taxes payable                                   326      1,034
               Other accounts payable and accrued expenses          1,931      2,020
                                                                  -------    -------
Net cash used in operating activities                             ($1,963)   ($  351)
                                                                  =======    =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

              The consolidated statement of financial condition as of June 30, 1996 and other financial information for the six months ended June 30, 1996 and 1995, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

              For comparability, certain 1995 amounts have been reclassified to conform with the presentation for 1996. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.       Net Capital Requirements

              Pursuant to the net capital provisions of the Securities Exchange Act of 1934, the Company's subsidiaries, John G. Kinnard and Company, Inc. ("JGK"), and PRIMEVEST Financial Services, Inc. ("PFS"), are required to maintain a minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and PFS's percentage of net capital to aggregate debit items, both as defined, must be greater than 2%. In addition, broker-dealers may be prohibited from expanding their business or declaring cash dividends if certain requirements are not met. For JGK, the restrictions would apply if its ratio of aggregate indebtedness to net capital is greater than 10 to 1, and for PFS, if its net capital is less than 5% of aggregate debit balances.

              At June 30, 1996, JGK had net capital of $8.2 million, a net capital requirement of $714,000 and a ratio of aggregate indebtedness to net capital of 1.3 to 1. PFS had net capital of $2.8 million, a net capital requirement of $273,000 and a ratio of net capital to aggregate debit items of 21%.


Note 3.       Shareholders' Equity

              During the first six months of 1996, the Company repurchased 287,000 shares of its common stock at a total cost of $1.1 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 545,000 shares have been repurchased as of June 30, 1996.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1995.


Results of Operations

The Company reported record revenues and net income for the quarter ending June 30, 1996. Revenues increased to $30.9 million from $21.3 million, and net income increased to $3.3 million from $1.3 million. Primary earnings per share rose to 54 cents from 20 cents in the prior year. For the six months ended June 30, 1996, net income was $4.6 million, or 75 cents per share, on revenues of $53.1 million. This compares to net income of $1.6 million, or 26 cents per share, on revenues of $36.0 million for the same period a year ago.

Revenues for the three month and six month periods increased by 45% and 47%, respectively, due to favorable equity markets, strong results from the Capital Markets Group, and increased productivity by retail and institutional investment executives. The Company's outlook for the remainder of 1996 is guarded following the significant appreciation of equity markets that has taken place during the past eighteen months.

Commission income was up by 66% in the current six month period compared to last year. Sales of mutual fund products and over-the-counter securities were responsible for a majority of the increase. Vigorous equity markets provided the groundwork for increased sales of equity products. In addition, mutual fund sales benefited from the industry trend of record amounts of new money being invested into mutual funds.

Income from principal transactions in 1996 increased by 44% and 40% versus the comparable three and six month periods in 1995. Revenue from principal equity transactions increased significantly due to favorable markets and a strong performance by the Company's trading department. Revenues from the sale of fixed income products declined in both periods due in part to rising interest rates.

The Company recorded income on the change in valuation of its investment account of $3.2 million in the current quarter, down 11% from the prior year. The majority of income in the current period was due to a gain on one security held in the portfolio. The investment account has historically produced volatile results.

Income from investment banking activities increased $1.6 million for the current quarter and $1.8 million for the six months. During the quarter the Company completed two initial public offerings and two private financings compared to two public financings last year. The current period included the largest lead-managed initial public offering in the Company's history.

Compensation and benefits increased 46% for the three months and 41% for the six months. Variable compensation, such as commissions paid to investment executives and incentives paid on revenues and profits, increased due to improved financial results of the Company. The total number of employees at June 30, 1996 is down 1% from a year ago.

For the six month period bank commissions increased 101%, and floor brokerage and clearance increased 36%. Both of these increases were in line with the increase in associated revenues. Other expenses increased 14% as a result of charges related to legal matters. The percent increase in other expenses is less than the percent increase in revenues due in part to management's continued focus on cost management.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of the Company's trading and investment securities are stated at quoted market value and are readily marketable. The less liquid portions of trading inventory and investment securities, which totaled $3.0 million at June 30, 1996, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1995 and June 30, 1996, trading securities increased $1.1 million and securities sold but not yet purchased increased by $316,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

As securities broker-dealers, JGK and PFS are required by SEC regulations to meet certain liquidity and capital standards. Both companies have been in compliance with these regulations at all times.

Based on the Company's current liquidity position, available bank lines and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.


Investing Activities

The majority of investing activities during the current period resulted from the sale and purchase of securities held in the investment account. A large portion of the investment account is comprised of liquid investment-grade fixed income securities.


Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At June 30, 1996 and December 31, 1995 there were outstanding balances of $7.2 million and $6.3 million, respectively, under these facilities. The outstanding debt was used primarily to finance customer margin balances.

During the first six months of 1996, the Company repurchased 287,000 shares of its common stock at a total cost of $1.1 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 545,000 shares have been repurchased as of June 30, 1996.


Cautionary Statements

As provided under the Private Securities Reform Act of 1995, the Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
         See Note 4 in Notes to Consolidated Financial Statements.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted on at the Registrant's Annual Meeting held on May 15, 1996:

         1. To set the number of members of the Board of Directors at six (6).

            Number of         Number of           Number of     Number of Broker
            Votes For        Votes Against       Abstentions         Nonvotes

            5,590,999           42,089             14,537                0


         2. To elect members of the Board.

                                                                 Number of Votes
                                           Number of Votes For       Withheld

            Stephen H. Fischer                  5,451,489             178,336
            James W. Hansen                     5,456,853             178,336
            Thomas E. Moore                     5,443,893             178,336
            Hilding C. Nelson                   5,461,329             178,336
            Andrew J. O'Connell                 5,467,289             178,336
            Robert S. Spong                     5,445,328             178,336

         3. To adopt Restated Articles of Incorporation of the Company.

             Number of           Number of        Number of     Number of Broker
             Votes For         Votes Against     Abstentions         Nonvotes

             5,460,324           124,536           62,765                0

         4. To amend the Company's Bylaws relating to quorom and adjournment of shareholder meeings, number and term of office of directors and filling of vacancies on the Board and to add a bylaw providing special director removal procedures.

             Number of           Number of        Number of     Number of Broker
             Votes For         Votes Against     Abstentions         Nonvotes

             5,569,944            51,929           25,752                0

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


                                         KINNARD INVESTMENTS, INC.


                                         /s/  Stephen H. Fischer
                                         Stephen H. Fischer
                                         Treasurer (principal financial officer)




Date           8/09/96

                            KINNARD INVESTMENTS, INC.


                                  EXHIBIT INDEX
                                       to
                                    Form 10-Q
                         for Quarter Ended June 30, 1996



     Exhibit
     Number          Description

       27             Financial Data Schedule (filed in electronic format only)