Form 10-Q
period 1996-09-30
KINNARD INVESTMENTS INC
filed 1996-11-14
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




 For the quarter ended  September 30, 1996         Commission File No.   0-9377



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


Shares of $0.02  par value  common  stock  outstanding  at  November  12,  1996:
6,008,563

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





PART I   .........                                                       Page

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition................3

             Consolidated statements of operations.........................4

             Consolidated statements of shareholders' equity...............5

             Consolidated statements of cash flows.........................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................12

PART II

         OTHER INFORMATION................................................14

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 (In thousands)

                                                                             September 30, December 31,
                                                                                  1996       1995
                                                                               (Unaudited)
ASSETS
   Cash and cash equivalents                                                     $ 8,599   $ 5,766
   Receivable from clearing firm and other broker-dealers                          5,813     4,324
   Receivable from customers                                                      16,440     9,734
   Miscellaneous receivables                                                       2,635     1,549
   Trading securities, at market                                                   8,027    10,226
   Office equipment at cost, less accumulated depreciation
         of $4,089 and $3,604, respectively                                        1,950     1,740
   Investment securities, at fair value                                           10,068    11,827
   Other assets                                                                      808       731
                                                                                 -------   -------
Total assets                                                                     $54,340   $45,897
                                                                                 =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                                 $ 5,100   $ 6,307
   Due to clearing firm and other broker-dealers                                     876       405
   Payable to customers                                                            3,780     3,184
   Securities sold but not yet purchased, at market                                1,406     1,659
   Employee compensation and related taxes payable                                 6,869     3,649
   Other accounts payable and accrued expenses                                     5,745     4,489
   Income taxes payable                                                               55       346
   Deferred tax liability                                                            482       553
                                                                                 -------   -------
Total liabilities                                                                 24,313    20,592
                                                                                 -------   -------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                0         0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding            0         0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,009 and 6,257 shares, respectively                              120       125
   Additional paid-in capital                                                     12,679    13,680
   Retained earnings                                                              17,228    11,500
                                                                                 -------   -------
Total shareholders' equity                                                        30,027    25,305
                                                                                 -------   -------
Total liabilities and shareholders' equity                                       $54,340   $45,897
                                                                                 =======   =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

                                                         Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                      1996              1995                  1996              1995
                                                             (Unaudited)                           (Unaudited)
Revenues:
    Commission income                                  $9,457           $6,901               $30,484           $19,543
    Principal transactions                              7,948            9,290                28,884            24,269
    Investment account income                           1,087            2,070                 5,128             6,585
    Investment banking                                  1,181            1,968                 4,737             3,706
    Interest                                              804              511                 2,062             1,333
    Other                                               1,195              798                 3,470             2,131
                                                       ------           ------               -------           -------
Total revenues                                         21,672           21,538                74,765            57,567
                                                       ------           ------               -------           -------

Operating Expenses:
    Compensation and benefits                          10,182           11,387                35,826            29,511
    Bank commissions                                    4,298            2,619                13,063             6,973
    Floor brokerage and clearance                       1,174            1,225                 3,833             3,180
    Communications                                        314              306                   947               936
    Occupancy and equipment                             1,653            1,432                 4,733             4,303
    Litigation settlements                                317              232                   959             2,223
    Other                                               1,834            2,390                 5,847             5,834
                                                       ------           ------               -------           -------
Total operating expenses                               19,772           19,591                65,208            52,960
                                                       ------           ------               -------           -------

Income before income taxes                              1,900            1,947                 9,557             4,607

Income tax expense                                        761              812                 3,829             1,889
                                                       ------           ------               -------           -------
Net income                                             $1,139           $1,135                $5,728            $2,718
                                                       ------           ------               -------           -------

Earnings per common share:
      Primary                                          $0.19            $0.18                  $0.94             $0.44
      Fully diluted                                    $0.19            $0.18                  $0.93             $0.43
                                                       ------           ------               -------           -------

Weighted average number of common and
  common equivalent shares outstanding:
      Primary                                           6,085            6,272                 6,101             6,212
      Fully diluted                                     6,140            6,276                 6,190             6,283
                                                       ======           ======               =======           =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      (In thousands, except per share data)

                                                                               Additional      Unearned
                                                     Common Stock Issued         Paid-in        Compen-       Retained
                                                     Shares       Amount         Capital        sation        Earnings
                                                     ------       ------        -------        --------       --------
Balance, December 31, 1993                            6,033         $121        $13,245        ($107)         $11,930
                                                     ------       ------        -------        --------       --------

Dividends on common stock ($.10 per share)                                                                       (598)
Exercise of warrants                                     21            0             47
Issuance of shares under employee
   stock option plan                                     57            1            299
Repurchase of stock                                    (230)          (4)          (730)
Amortization of unearned compensation                                                             81
Net loss                                                                                                       (3,210)
                                                     ------       ------        -------        --------       --------
Balance, December 31, 1994                            5,881          118         12,861          (26)           8,122
                                                     ------       ------        -------        --------       --------

Forfeiture of restricted shares and adjustment
   to common stock dividend                              (1)                         (5)           6                2
Exercise of warrants                                    381            7            850
Issuance of shares under employee
   stock option plan                                     11            0             22
Repurchase of stock                                     (15)           0            (48)
Amortization of unearned compensation                                                             20
Net income                                                                                                      3,376
                                                     ------       ------        -------        --------       --------
Balance, December 31, 1995                            6,257          125         13,680            0           11,500
                                                     ------       ------        -------        --------       --------

Issuance of shares under employee
   stock purchase plan                                   11            0             51
Issuance of shares under employee
   stock option plan                                     31            1             77
Repurchase of stock                                    (290)          (6)        (1,129)
Net income                                                                                                      5,728
                                                     ------       ------        -------        --------       --------
Balance, September 30, 1996 (unaudited)               6,009         $120        $12,679           $0          $17,228
                                                     ======       ======        =======        ========       ========


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       1996                  1995
                                                                                              (Unaudited)
                                                                                      ------                -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, broker-dealers and clearing agencies               $61,922                $45,072
    Cash paid to suppliers and employees                                             (60,596)               (46,382)
    Minority interest                                                                                             5
    Interest:
       Received                                                                        2,062                  1,333
       Paid                                                                             (205)                   (49)
    Income taxes refunded (paid)                                                      (4,191)                   923
                                                                                      ------                -------
Net cash provided by (used in) operating activities                                   (1,008)                   902
                                                                                      ------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                       13,901                 26,786
    Purchase of:
       Office equipment                                                                 (833)                  (331)
       Investment securities                                                          (7,014)               (25,907)
                                                                                      ------                -------
Net cash provided by investing activities                                              6,054                    548
                                                                                      ------                -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (repurchase) of common stock                                             (1,006)                   826
    Net borrowings (payments) on notes payable and
        revolving credit agreements                                                   (1,207)                 1,715
    Dividends paid                                                                         0                   (147)
                                                                                      ------                -------
Net cash provided by (used in) financing activities                                   (2,213)                 2,394
                                                                                      ------                -------

Increase in cash and cash equivalents                                                  2,833                  3,844

Cash and cash equivalents at beginning of period                                       5,766                  2,750
                                                                                      ------                -------

Cash and cash equivalents at end of period                                            $8,599                 $6,594
                                                                                      ======                =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        1996                  1995
                                                                                               (Unaudited)
                                                                                      -------               -------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income                                                                         $5,728                $2,718
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
            Depreciation and amortization                                                 623                   701
            Unearned compensation                                                           0                    17
            Net unrealized (gain) loss on investment securities                            83                (3,117)
            Net realized gain on sale of investment securities                         (5,211)               (3,468)
            Net realized loss on sale of assets                                             0                    14
            Deferred income taxes                                                         (71)                  545
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers                 (1,489)               (3,025)
               Receivable from customers                                               (6,706)               (3,201)
               Miscellaneous receivables                                               (1,086)                 (335)
               Trading securities, at market                                            2,199                   471
               Income tax receivable                                                        0                 1,187
               Other assets                                                               (77)                  254
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers                              471                (1,030)
               Payable to customers                                                       596                   541
               Securities sold but not yet purchased, at market                          (253)                  628
               Employee compensation and related taxes payable                          3,220                 3,148
               Income taxes payable                                                      (291)                1,080
               Other accounts payable and accrued expenses                              1,256                 3,774
                                                                                      -------               -------
Net cash provided by (used in) operating activities                                   ($1,008)                 $902
                                                                                      =======               =======


See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

The consolidated statement of financial condition as of September 30, 1996 and other financial information for the nine months ended September 30, 1996 and 1995, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

For comparability, certain 1995 amounts have been reclassified to conform with the presentation for 1996. The reclassifications had no effect on net income or shareholders' equity as previously reported.


Note 2.       Net Capital Requirements

Pursuant to the net capital provisions of the Securities Exchange Act of 1934, the Company's subsidiaries, John G. Kinnard and Company, Incorporated ("JGK"), and PRIMEVEST Financial Services, Inc. ("PFS"), are required to maintain a minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and PFS's percentage of net capital to aggregate debit items, both as defined, must be greater than 2%. Broker-dealers may be prohibited from expanding their business or declaring cash dividends if certain requirements are not met. For JGK, the restrictions would apply if its ratio of aggregate indebtedness to net capital is greater than 10 to 1, and for PFS, if its net capital is less than 5% of aggregate debit balances.

At September 30, 1996, JGK had net capital of $7.1 million, a net capital requirement of $668,000 and a ratio of aggregate indebtedness to net capital of
1.36 to 1. PFS had net capital of $2.8 million, a net capital requirement of $274,000 and a ratio of net capital to aggregate debit items of 20%.


Note 3.       Shareholders' Equity

During the first nine months of 1996, the Company repurchased 290,000 shares of its common stock at a total cost of $1.1 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 548,000 shares have been repurchased as of September 30, 1996.

During the first nine months of 1996, 31,000 options with exercise prices of $1.98 to $4.75 per shares were exercised, generating proceeds of $78,000.


Note 4.       Commitments and Contingent Liabilities

JGK is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these other matters cannot be predicted with certainty, the Company's management believes that while the outcome of these matters may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at quarter-end is not expected to have a material effect on the financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.       Sale of Subsidiary

On October 31, 1996, the Company completed the sale of PFS to ReliaStar Financial Corporation ("ReliaStar"). The sale price was $15.5 million in cash, of which $1.5 million was placed in escrow to secure indemnification obligations to ReliaStar. In addition, prior to the sale PFS made a dividend of its investment account with a market value of $854,000 to the Company. The after-tax gain on the sale is estimated to be $6.5 million or $1.08 per share.

The following unaudited condensed consolidated statement of financial condition was prepared to reflect the sale of PFS as if the transaction had occurred as of September 30, 1996, and the unaudited pro forma condensed consolidated statements of operations as if the transaction occurred at the beginning of the respective nine and twelve month periods. These financial statements have been prepared based on the foregoing and on certain assumptions described in the notes thereto. Such statements should be read in conjunction with the historical financial statements of the Company, including the notes thereto, which are included in the Company's Annual Report on form 10-K for the year ended December 31, 1995. The following pro forma financial statements do not purport to be indicative of the results of operations which may be reported in the future:


                               PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                           (Unaudited) (In thousands)
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                       Net assets        Pro forma        Pro forma
September 30, 1996                                   As reported         of PFS         adjustments       statements
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

ASSETS
  Cash and cash equivalents                              $8,599            ($415)                            $8,184
  Restricted cash                                             0                0             1,500   a        1,500
  Receivables                                            24,888          (19,398)                             5,490
  Trading securities, at market                           8,027             (214)                             7,813
  Office equipment, net                                   1,950             (645)                             1,305
  Investment securities                                  10,068             (854)           17,854  a,b,c    27,068
  Other assets                                              808             (600)                               208
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total assets                                          $54,340         ($22,126)          $19,354          $51,568
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Liabilities
  Notes payable                                          $5,100          ($8,100)           $3,000   b           $0
  Payable to broker-dealers and customers                 4,656           (4,655)                                 1
  Securities sold but not yet purchased                   1,406             (112)                             1,294
  Compensation and related taxes payable                  6,869           (1,329)                             5,540
  Other accounts payable and accruals                     5,745           (2,161)                             3,584
  Income taxes payable                                       55             (306)            4,357    d       4,106
  Deferred tax liability                                    482             (327)              327    c         482
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total liabilities                                      24,313          (16,990)            7,684           15,007
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Shareholders' equity
  Common stock                                              120             (815)              815    e         120
  Additional paid-in capital                             12,679           (1,301)            1,301    e      12,679
  Retained earnings                                      17,228           (3,020)            9,554  d,e      23,762
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total shareholders' equity                             30,027           (5,136)           11,670           36,561
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total liabilities and shareholders' equity              $54,340         ($22,126)          $19,354          $51,568
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.       Sale of Subsidiary (continued)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited)  (In thousands, except per share data)
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                       Operations        Pro forma        Pro forma
Nine Months ended September 30, 1996                 As reported        of PFS          adjustments       statements
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Commission income                                      $30,484        ($19,979)                           $10,505
  Principal transactions                                  28,884          (1,645)             (181) g        27,058
  Investment account income                                5,128            (116)              116  h         5,128
  Investment banking                                       4,737             (32)                             4,705
  Interest                                                 2,062            (946)                             1,116
  Other                                                    3,470          (2,051)              145  f         1,564
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total revenues                                            74,765         (24,769)               80           50,076
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Compensation and benefits                              35,826           (5,553)                            30,273
  Bank commissions                                       13,063          (13,063)                                 0
  Other                                                  16,319           (3,868)              115  f        12,566
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total expenses                                         65,208          (22,484)              115           42,839
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Income before income taxes                                9,557           (2,285)              (35)           7,237
Income tax expense                                        3,829             (925)              (14) i         2,890
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Net income                                               $5,728          ($1,360)             ($21)          $4,347
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Primary earnings per share                                $0.94           ($0.22)            $0.00            $0.71
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------



            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited)  (In thousands, except per share data)
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                                       Operations        Pro forma        Pro forma
Year ended December 31, 1995                         As reported         of PFS         adjustments       statements
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Commission income                                      $26,810         ($15,539)                          $11,271
  Principal transactions                                  31,787           (1,462)            (255) g        30,070
  Investment account income                                6,563             (378)             378  h         6,563
  Investment banking                                       5,303              (42)                            5,261
  Interest                                                 1,926             (619)                            1,307
  Other                                                    2,944           (1,511)             204  f         1,637
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total revenues                                          75,333          (19,551)             327           56,109
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Compensation and benefits                               38,748           (5,112)                           33,636
  Bank commissions                                         9,775           (9,775)                                0
  Other                                                   21,124           (4,104)              59  f        17,079
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Total expenses                                          69,647          (18,991)              59           50,715
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Income before income taxes                               5,686             (560)             268            5,394
  Income tax expense                                       2,310             (225)             107  i         2,192
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------
  Net income                                              $3,376            ($335)            $161           $3,202
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------

  Primary earnings per share                               $0.54           ($0.05)           $0.03            $0.51
-------------------------------------------------- ---------------- ----------------- ---------------- -----------------


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.       Sale of Subsidiary (continued)

Notes to Unaudited Pro Forma Condensed Financial Statements

     a) Of the $15.5 million of proceeds from the sale of PFS, $1.5 million that is held in escrow is recorded as restricted cash, and the remaining $14.0 million is classified as investments.

     b) Elimination of $3.0 million of intercompany loans between PFS and KII that were repaid by ReliaStar prior to closing of the sale.

     c) Reflects the dividend of investment securities with a market value of $854,000 from PFS to the Company, and transfer of the associated deferred tax liability.

     d) Represents the after-tax gain on sale of PFS, estimated at $6.5 million, net of accrued income taxes of $4.4 million.

     e)  Elimination of the Company's investment in PFS.

     f) Entries to reflect the elimination of inter-company activity between PFS and other entities of the Company.

     g)   Represents   a  decrease  in  principal   revenues   relating  to  PFS
     discontinuing the routing of its order flow through JGK.

     h) Represents the income earned on investment securities held at PFS that were transferred to the Company prior to the sale in the form of a dividend.

     i) To record the estimated income tax expense (benefit), computed at an incremental effective rate of 40%, on the pro forma adjustments.

     Earnings on the $15.5 million of proceeds from the sale of PFS were not factored into either interest income or investment account earnings in the unaudited pro forma condensed consolidated statements of operations.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

Revenues and net income for the quarter ended September 30, 1996 were relatively unchanged compared to a year ago due to market fluctuations and comparison to what had been record quarterly revenues in the third quarter of 1995. Revenues for the quarter were $21.7 million versus $21.5 million for the same quarter last year, while primary earnings per share were 19 cents versus 18 cents in the prior year. The Dow Jones Industrial Average and Nasdaq Composite indices increased 4.0% and 3.5% respectively during the current quarter.

For the nine months ended September 30, 1996, net income was $5.7 million, or 94 cents per share, on revenues of $74.8 million. This compares to net income of $2.7 million, or 44 cents per share, on revenues of $57.6 million for the same period a year ago.

Commission income increased 37% and 56% versus the comparable three and nine month periods in 1995. Sales of mutual funds, variable annuity products and over-the-counter securities were the products with the largest increases. The growth of commission income benefited from the industry trend of significant investments into mutual funds and from PFS developing new relationships with financial institutions.

Revenues from principal transactions during the quarter declined $1.3 million or 14% from the prior year. The decline was due to lower transaction levels and volatility of securities in which the Company makes a market. However, principal transaction revenues for the nine months increased 19% from the comparable period last year on the strength of equity trading results during the first half of 1996.

Income resulting from the change in valuation of the investment account declined 47% for the quarter and 22% for the nine month period. The firms investment account has historically produced volatile results.

Income from investment banking in the quarter declined $787,000 from the prior year as the Company completed one private placement versus one initial public offering and three private financings during the same quarter last year. Revenue for the nine month period increased $1.0 million from the same period in 1995 due to stronger activity in the second quarter of 1996.

Interest income rose due primarily to higher levels of customer margin balances. Other income increased 50% and 63% for the three and nine month periods due to an increase in fee-based income.

Employee compensation for the quarter declined $1.2 million or 11% from the prior year due in part to a charge in the prior year related to a Separation Agreement in addition to a decrease in employee commission generated revenues.

For the three month period, bank commissions increased 64% as a result of a similar increase in associated revenues. Floor brokerage and clearing fees declined modestly due to lower principal transactions. Occupancy and equipment rose 15% due in part to costs associated with converting to a new trading system and the implementing of other new technologies. Other expenses declined 23% as a result of expenses in the prior year related to the settlement of litigation and cancellation of a private equity fund.

Subsequent to the end of the quarter, the Company completed the sale of PFS to ReliaStar Financial Corporation. The sale price was $15.5 million in cash, of which $1.5 million was placed in escrow to secure indemnification obligations to ReliaStar. In addition, prior to the sale PFS made a dividend of its investment account with a market value of $854,000 to the Company. The after-tax gain on the sale is estimated to be $6.5 million or approximately $1.08 per share.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations (continued)

For the nine months ended September 30, 1996, PFS revenues were $24.8 million or 33% of consolidated revenue, and net income was $1.4 million or 24% of consolidated profits. Total assets and shareholders' equity at September 30,
1996 were $22.1 million and $5.1 million respectively. See Note 5 of the Notes to Consolidated Financial Statements for pro forma financial statements reflecting this transaction.

Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $3.6 million at September 30, 1996, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1995 and September 30, 1996, trading securities decreased $2.2 million and securities sold but not yet purchased decreased by $253,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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

Financing Activities

The Company's subsidiaries maintain various credit facilities in order to meet short-term operating needs. At September 30, 1996 and December 31, 1995 there were outstanding balances of $5.1 million and $6.3 million, respectively, under these facilities. The outstanding debt was used primarily to finance customer margin balances at PFS.

During the first nine months of 1996, the Company repurchased 290,000 shares of its common stock at a total cost of $1.1 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 548,000 shares have been repurchased as of September 30, 1996.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
         See Note 4 in Notes to Consolidated Financial Statements.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - OTHER INFORMATION
         None

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27 - Financial Data Schedule (filed in electronic format only)

         (b)  Reports on Form 8-K
              None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KINNARD INVESTMENTS, INC.


                                         /s/    Daniel R. Sass
                                         Controller
                                         (principal accounting officer)




Date           11/12/96

                            KINNARD INVESTMENTS, INC.

                              --------------------

                                  EXHIBIT INDEX
                                       to
                                    Form 10-Q
                      for Quarter Ended September 30, 1996
                              --------------------



     Exhibit
     Number          Description

       27             Financial Data Schedule (filed in electronic format only)