Form 10-K
period 1996-12-31
KINNARD INVESTMENTS INC
filed 1997-03-31
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission File No.
   December 31, 1996                                            0-9377

                            KINNARD INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)

920 Second Avenue South, Minneapolis, Minnesota  55402           (612) 370-2700
    (Address of principal executive offices)                    Telephone number

     Minnesota                                         41-0972952
(State of incorporation)               (I.R.S. Employer identification number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.02

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 20, 1997, was $21,884,647 (based on the closing price of the Registrant's Common Stock on such date).

Shares of $0.02 par value Common Stock outstanding at March 20, 1997: 6,029,563.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed for the Registrant's 1997 Annual Meeting of Shareholders is incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

General

Kinnard Investments, Inc. (the "Registrant" or "KII") is a holding company that has been providing financial products and services for over 50 years. The primary subsidiary, John G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK"), is a regional broker-dealer headquartered in Minneapolis. The Registrant and John G. Kinnard are hereinafter collectively referred to as the "Company".

John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. The focus of the Capital Markets group is on emerging growth companies with market capitalizations up to $250 million. Through the Public Finance Department, the Company negotiates and underwrites municipal debt offerings. Other products and services include mutual funds, insurance products, investment management, IRA services, and fixed income securities. Subsidiaries include Continental Funding, Inc., which buys and sells bank certificates of deposit, and NODAKBONDS, Inc., which acts as a fiscal agent in the state of North Dakota. John G. Kinnard is a member of the Chicago Stock Exchange, and is registered as an investment adviser under the Investment Advisers Act of 1940.

On October 31, 1996, Kinnard Investments completed the sale of its PRIMEVEST Financial Services, Inc. ("PRIMEVEST" or "PFS") subsidiary to ReliaStar Financial Corporation for $15.5 million in cash. PRIMEVEST is a broker-dealer that provides investment products and services to financial institutions and their customers. The operations of PRIMEVEST are included in the consolidated operations of KII through the date of sale. See Note 11 to the Consolidated Financial Statements for additional information regarding the sale of PRIMEVEST.

Sources of Revenue

The following table sets forth a breakdown of the amount and percentage of revenues from each principal source for the three most recent fiscal years:



                                 (In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                    1996                       1995                       1994
                                             Amount    Percentage       Amount    Percentage       Amount    Percentage
------------------------------------------------------------------------------------------------------------------------
Commission income
   Mutual funds                              $14,090       14.1%         $9,426       12.5%         $8,661       15.6%
   Over-the-counter securities                 8,013        8.0           6,493        8.6           4,788        8.6
   Listed securities                           6,238        6.3           5,477        7.3           4,841        8.7
   Insurance                                   6,119        6.1           3,975        5.3           4,550        8.2
   Other                                       1,536        1.5           1,439        1.9           1,086        1.9
                                           -----------------------    -----------------------    -----------------------
                                              35,996       36.0          26,810       35.6          23,926       43.0
                                           -----------------------    -----------------------    -----------------------

Principal transactions
   Equity securities                          30,514       30.5          25,993       34.5          18,874       33.9
   Fixed income securities                     5,393        5.4           5,794        7.7           4,676        8.4
                                           -----------------------    -----------------------    -----------------------
                                              35,907       35.9          31,787       42.2          23,550       42.3
                                           -----------------------    -----------------------    -----------------------

Investment account income (loss)
    Realized                                   5,407        5.4           4,017        5.3             347        0.6
    Unrealized                                  (434)      (0.4)          2,546        3.4          (1,333)      (2.4)
                                           -----------------------    -----------------------    -----------------------
                                               4,973        5.0           6,563        8.7            (986)      (1.8)
                                           -----------------------    -----------------------    -----------------------

Investment banking                             4,985        5.0           5,303        7.0           5,588       10.0
Interest income                                2,732        2.7           1,926        2.6           1,507        2.7
Other income                                   4,330        4.3           2,944        3.9           2,082        3.8
Sale of subsidiary                            11,054       11.1               0        0.0               0        0.0
                                           -----------------------    -----------------------    -----------------------
Total revenues                               $99,977      100.0%        $75,333      100.0%        $55,667      100.0%
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

Principal Transactions

The Company actively engages in trading as a principal in over-the-counter equity and fixed income securities. When transactions are executed on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the income as principal revenues. The Company buys, sells and maintains inventory of a security in order to "make a market" in that security, which tends to expose the Company to more risk than agency transactions. Revenues from principal transactions, including trading profits or losses, depend upon the general trend of prices, the level of activity in the security markets, the skills of employees engaged in market making and the size of inventories. The Company makes a dealer market in approximately 350 equity securities.

Investment Banking

John G. Kinnard manages, co-manages and participates in the public underwriting of corporate securities and private placement offerings. The Company specializes in providing financing to emerging growth companies with a market capitalization of up to $250 million. During 1996, John G. Kinnard raised over $50 million through its investment banking activities, which included two public offerings, and five private placements. In addition, John G. Kinnard provides mergers and acquisitions, valuation and advisory services.

The Syndicate Department coordinates the distribution of corporate underwritings and accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms. In 1996, John G. Kinnard participated in 78 offerings.

John G. Kinnard also negotiates, underwrites and participates in municipal debt offerings through its Public Finance department. In 1996, a total of 120 financings were underwritten or participated in, including 87 that were managed by the Company.

Investment Account

The majority of the Company's investment account is invested in short to medium-term investment grade marketable fixed income securities. In addition, the Company holds both publicly traded and privately placed equity securities.

As part of the compensation for underwriting securities, John G. Kinnard typically receives warrants to purchase shares of its clients' common stock. These warrants are initially carried at cost, but if the value of the underlying shares appreciates, the warrants, or shares obtained on exercise of the warrants, are valued by management at their estimated fair value. Warrants and other securities held in the investment account frequently are not immediately transferable and are subject to holding period requirements.

The value of certain securities held in the investment account can fluctuate substantially from month to month, with the resulting valuation changes being reported as investment account income or loss. These fluctuations in value can have a significant impact on reported earnings.

Interest Income

The Company derives interest income primarily from the financing of customer margin loans, fixed income securities inventories carried for resale to customers and fixed income securities held in the investment account.

Customer securities transactions are effected on either a cash or margin basis. In a margin transaction, interest is charged to the customer on the amount loaned to purchase securities. The loan is collateralized by securities held in the customer's account.

Research Department

John G. Kinnard's Research Department develops investment recommendations and market information on emerging growth companies located primarily in the Upper Midwest. The department develops proprietary research on approximately 70 companies, which includes analysis of financial statements, discussions with senior management, evaluation of products and services and projections of estimated future financial results. The Company's research efforts are supplemented by research products and services purchased from outside consultants.

Operations

Alex. Brown & Sons, Inc. ("Alex. Brown") is John G. Kinnard's clearing agent on a fully disclosed basis. Under the terms of their agreement, Alex. Brown carries and clears all of John G. Kinnard's customer securities accounts and performs the following services: (i) preparation and mailing of monthly statements; (ii) settlement of contracts and transactions in securities between John G. Kinnard and other broker-dealers and between John G. Kinnard and its customers; (iii) custody and safekeeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (iv) execution of customer orders which were placed on various exchanges.

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

Customer transactions are recorded on a settlement date basis, which is generally three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The customers' security activities are transacted on either a cash or margin basis. The Company seeks to control the risks associated with customer margin activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Required margin levels are monitored daily and, pursuant to guidelines, customers may be required to deposit additional collateral, or reduce margined positions, when necessary.

Regulation

John G. Kinnard is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer under the Securities Exchange Act of 1934, and also as an investment adviser under the Investment Advisers Act of 1940. John G. Kinnard is registered as a broker-dealer under the securities laws in 48 states, and is a member of the National Association of Securities Dealers, Inc. and Chicago Stock Exchange. Every aspect of the Company's business is subject to comprehensive regulation and inspection by governmental and self-regulatory authorities, all of which have the power of curtailment, suspension, revocation or expulsion in the event of violations of their respective statutes or rules.

As a broker-dealer registered with the SEC, John G. Kinnard is subject to prohibitions against certain types of dealings with non-members, bookkeeping requirements, an annual audit by an independent public accountant, the filing of periodic reports, protection of customer accounts and maintaining minimum net capital, as defined. In addition, broker-dealers may be prohibited from expanding their business or declaring cash dividends if the ratio of aggregate indebtedness to net capital is greater than 10 to 1.

John G. Kinnard computes its net capital using the standard net capital method, which requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. The Company has at all times maintained its net capital above the required levels.

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

Employees

At December 31, 1996, the Company had 360 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits, including medical, life and disability, deferred savings and retirement plans, to be competitive with those offered by other securities firms.

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

2. Regulation. The securities industry is subject to extensive regulation, at both federal and state levels. As a matter of public policy, various regulatory bodies are charged with safeguarding the integrity of the securities markets and with protecting the interests of customers participating in those markets, as opposed to the interests of the Company's shareholders. The SEC, state securities agencies and self-regulatory organizations such as the NASD require strict compliance with their extensive rules and regulations. Failure to comply with such rules and regulations could expose the Company to civil liabilities, fines and other penalties and sanctions that could materially impair the Company's operations.

    The SEC has provisions with respect to net capital requirements applicable to the operations of brokerage firms. A significant loss in any year, changes in the net capital requirements by applicable regulatory authorities, or an extraordinary charge against net capital could adversely affect the ability of the Company to expand or maintain present levels of business. Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing law and rules may directly affect the mode of operation and profitability of the Company.

3. Economic and Market Conditions. The Company's business and its profitability are affected by many factors, including the volatility and price level of securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. Low trading volume and depressed prices may reduce revenues, which would generally negatively impact profitability because a portion of the Company's costs are fixed. The failure of issuers, customers and other dealers to perform their obligations may also result in losses to the Company.

    As a market maker, John G. Kinnard maintains inventories of securities to engage in principal transactions with retail and institutional customers as well as other broker-dealers. The maintenance of such positions exposes the Company to the possibility of significant losses if the market prices of the securities comprising its inventory positions change. In addition, the impact that new limit order handling rules will have on the Company's market making activities is uncertain.

4. Investment Account. The Company maintains investments in securities that are generally held for long-term appreciation. The investments include stocks and warrants, some of which are restricted and non-marketable for varying periods of time. These securities are recorded at their estimated fair value at the end of each accounting period, with the resulting changes in value reported as investment account income or loss. Valuation of the investment account is volatile, and changes may have a material effect on the Company's earnings.

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

ITEM 2. PROPERTIES

The Registrant's main office is located in the Kinnard Financial Center, 920 Second Avenue South, Minneapolis, Minnesota and is leased by John G. Kinnard. John G. Kinnard has 18 branch offices located in Minnesota, North Dakota, South Dakota, Wisconsin and Colorado, in addition to maintaining relationships with various independent representatives. See Note 9 of the Notes to Consolidated Financial Statements filed herein for information concerning leases of the Company's branches and offices.

ITEM 3. LEGAL PROCEEDINGS

John G. Kinnard is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, the Company's management believes that while the outcome of these matters may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at year-end is not expected to have a material effect on the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Registrant's fiscal year no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth for each of the Company's current executive officers their age, current positions with the Company, and business experience during the past five years. The Company is currently engaged in the process of recruiting a chief executive officer.


                             Principal Occupation and Business
   Name               Age    Experience During Past Five Years

Gerald M. Gifford     52     Secretary of the  Registrant  since October 1979.
                             Executive  Vice President of John G. Kinnard  since
                             February 1990. Secretary of John G. Kinnard since December 1973 and Treasurer of the Registrant from February 1990 to February 1993.
                             Treasurer of John G. Kinnard from February 1990 to
                             February 1991.

Daniel R. Sass        39     Treasurer of the Registrant  since  December 1996.
                             Senior Vice President and Treasurer of John G.
                             Kinnard since March 1994. Additional positions at John G. Kinnard were Controller from December
                             1992 to March 1994, and Assistant Controller from December 1991 to December 1992.


There are no family relationships between or among any of the executive officers of the Registrant. The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor for each is elected.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Market Information

The Registrant's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "KINN". The following table sets forth the high and low last sale prices for the Registrant's common stock, as reported by
Nasdaq:
                                                            High         Low
 1996      First Quarter..............................     $4.375     $3.125
           Second Quarter.............................      5.500      4.000
           Third Quarter..............................      6.750      4.250
           Fourth Quarter.............................      6.625      4.875

 1995      First Quarter...............................    $2.750     $1.938
           Second Quarter..............................     4.125      2.125
           Third Quarter...............................     4.375      3.125
           Fourth Quarter..............................     4.125      3.375

Number of Holders of Common Stock

As of March 12, 1997, there were 673 beneficial holders of record of the Registrant's common stock.

Dividends

The Company does not currently pay a regular quarterly dividend. The payment of future dividends, if any, rests within the discretion of the Board of Directors, and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors.


ITEM 6. SELECTED FINANCIAL DATA

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year
                                                 -------------------------------------------------------------------------------
                                                      1996            1995            1994           1993                1992
                                                 -------------------------------------------------------------------------------
Financial Condition:
     Cash and cash equivalents                       $14,031          $5,766          $2,750         $4,283             $4,452
     Total assets                                     47,141          45,897          31,617         40,429             28,443
     Total liabilities                                11,112          20,592          10,542         15,240             15,271
     Shareholders' equity                             36,029          25,305          21,075         25,189             13,172

Operating Results:
    Total revenues                                    99,977          75,333          55,667         71,646             57,312
    Total operating expenses                          80,311          69,647          61,174         65,672             52,487
    Income (loss) before income taxes                 19,666           5,686          (5,507)         5,974              4,825
    Net income (loss)                                 11,698           3,376          (3,210)         3,797              3,003

Per Share Data:
    Earnings (loss) - Primary                           1.92            0.54           (0.54)          0.64               0.73
    Earnings (loss) - Fully diluted                     1.89            0.54           (0.54)          0.63               0.71
    Dividends declared                                  0.00            0.00            0.10           0.15               0.10
    Book value                                          5.98            4.04            3.58           4.18               3.47

--------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth a summary of changes in the major categories of revenues and expenses from the prior year's results.

                                                      (In thousands)
--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        1996 versus 1995                  1995 versus 1994
                                                              Increase (decrease)                Increase (decrease)
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Commission income                                         $9,186          34%                $2,884          12%
    Principal transactions                                     4,120          13                  8,237          35
    Investment account income                                 (1,590)        (24)                 7,549         766
    Investment banking                                          (318)         (6)                  (285)         (5)
    Interest                                                     806          42                    419          28
    Other                                                      1,386          47                    862          41
    Sale of subsidiary                                        11,054         100                      0           0
--------------------------------------------------------------------------------------------------------------------------
    Total revenues                                            24,644          33                 19,666          35
--------------------------------------------------------------------------------------------------------------------------

Expenses:
    Compensation and benefits                                  5,289          14                  3,928          11
    Bank commissions                                           4,759          49                  1,166          14
    Floor brokerage and clearance                                688          16                    495          13
    Communications                                                13           1                   (102)         (8)
    Occupancy and equipment                                      305           5                    227           4
    Litigation settlements                                         9           0                  2,856         100
    Other                                                       (399)         (6)                   (97)         (1)
--------------------------------------------------------------------------------------------------------------------------
    Total expenses                                            10,664          15                  8,473          14
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    13,980         246                 11,193         203

Income tax expense                                             5,658         245                  4,607         201
--------------------------------------------------------------------------------------------------------------------------

Net income                                                    $8,322         247%                $6,586         205%
--------------------------------------------------------------------------------------------------------------------------


Business Environment

The Company is engaged in securities brokerage, trading, investment banking, asset management and related financial services. These activities are highly competitive and sensitive to market factors, which include trading volumes, interest rates, inflation and regional economies. In addition, a sizable portion of the Company's expenses are fixed, which would negatively impact profit margins if revenues were to decline. The Company believes that it is positioned to operate efficiently within this environment, although revenues and net income may be volatile from period to period.

The securities industry as a whole posted spectacular results in 1996, with market indices reaching record highs and interest rates remaining relatively stable. Equity markets were fueled by record amounts of new money invested into mutual funds and a significant number of underwritings by investment banking firms. Maintaining recent growth rates in revenues and profits may be difficult if market conditions become less favorable.

Fiscal years ended December 31, 1996 and 1995

The Company posted record revenues in 1996 approaching $100 million, an increase of 33% over the $75.3 million for 1995. The increase is attributable to strong results in the Capital Markets group and to a gain on the sale of PRIMEVEST (see
Note 11 to the Consolidated Financial Statements for additional information regarding the sale of PRIMEVEST). For the year ended December 31, 1996, primary earnings per share were $1.92 compared to $0.54 per share for the prior year. Excluding the one-time gain and associated expenses, net income for the year was approximately $5.2 million, or $0.84 per share.

Commission income increased by 34% in the current year compared to the same period in 1995, mainly due to significant increases in the sale of listed securities, mutual fund products and annuities. PRIMEVEST was responsible for more than 70% of the increase in commission income. The Company's growth in mutual funds benefited from the industry trend of record investments into funds during 1996.

Revenue from principal transactions increased by 13% on the strength of an active Nasdaq equity market. The Capital Markets group, which includes equity trading, institutional equity sales, investment banking and research, has been increasing their focus on emerging growth companies located primarily in the Upper Midwest. Principal income from the sale of fixed income products decreased by 8% as investors tended to focus their investment activities in equities due to the above-average returns being achieved in those markets.

Income resulting from the change in valuation of the investment account declined 24% from the prior year. The lower income was due primarily to changes in value of equity securities held in the portfolio. This account has historically been a volatile source of income for the Company.

Investment banking income declined by 6% in the current year compared to the previous year. During 1996, the Company completed two public offerings as compared to four in 1995. In addition, a number of private placement financings were completed in each period.

Interest income increased by 42% as a result of higher levels of customer margin balances and fixed income securities held as investments or cash equivalents.

Revenue from the sale of subsidiary relates to the sale of PRIMEVEST. Other income increased $1.4 million or 47%, due primarily to an increase in fee-based income.

Employee compensation increased by 14% due to an increase in commissions paid to
investment  executives  as  a  result  of  higher  sales,   increased  incentive
compensation due to improved profitability and an increase in benefit expenses.

Bank commissions increased by 49%, which was in line with the change in associated revenues. Floor brokerage and clearing charges increased by 16% as a result of increased sales activity. Communication expense was relatively flat compared to the previous year as the Company pursued more advantageous local and long distance services. Occupancy and equipment costs increased primarily due to costs associated with increased activity levels, converting to a new trading system and implementation of other technologies. Other expenses declined by 6% primarily as a result of higher expenses in the prior year related to legal proceedings.

On October 31, 1996, the Company completed the sale of PRIMEVEST to ReliaStar Financial Corporation. The sale price was $15.5 million in cash, of which $1.5 million was placed in escrow to secure indemnification obligations to ReliaStar. The after-tax gain on the sale, net of associated expenses, was $6.4 million, or $1.05 per share. For the ten months ended October 31, 1996, PRIMEVEST revenues were $27.5 million, or 28% of consolidated revenues, and net income was $1.2 million or 10% of consolidated profits. See Note 11 to the Consolidated Financial Statements for additional information regarding the sale of PRIMEVEST.

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

Revenue from principal transactions increased by $8.2 million for the current year compared to 1994. Income from equity transactions increased 38% as the Company's sales force, Research Department and equity trading desk responded to the strong Nasdaq market. Revenue from debt transactions increased 24% as declining interest rates positively impacted revenue from fixed income securities. The long-term treasury yield ended the year just below 6% after beginning 1995 at 7.9%.

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

Employee compensation rose by 11% from the prior year. Revenue-based compensation increased in line with revenues while fixed salaries declined as a result of cost reduction programs implemented during the past year. The total number of employees at December 31, 1995 is down 6% from a year ago. The decline in salaries was partially offset by severance charges related to staff reductions.

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

Quarterly Results

Selected unaudited data reflecting the Company's results of operations for each of the last twelve quarters are shown in the following table. The information for each of these quarters includes all normal and recurring adjustments and accruals which the Company considers necessary for a fair presentation. These operating results, however, are not necessarily indicative of results for any future period.



                                           (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended
                                              ------------------------------------------------------------------------------
                                                   March 31            June 30          September 30        December 31
----------------------------------------------------------------------------------------------------------------------------
1996
Revenues                                              $22,161             $30,932            $21,672            $25,212
Net income                                              1,329               3,260              1,139              5,970
Primary earnings per share                                .22                 .54                .19                .97

1995
Revenues                                              $14,757             $21,272            $21,538            $17,766
Net income                                                317               1,266              1,135                658
Primary earnings per share                                .05                 .20                .18                .11

1994
Revenues                                              $16,633             $13,898            $13,575            $11,561
Net income (loss)                                         151              (1,270)              (830)            (1,261)
Primary earnings (loss) per share                         .02                (.21)              (.14)              (.21)

----------------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The majority of the Company's security investments and inventory are stated at quoted market values and are readily marketable. The less liquid portions of inventory and investments, which totaled $1.2 million at December 31, 1996, are stated at fair value which is determined by management's best estimate.

During 1996, the Company decreased its long positions of trading securities by $2.6 million. Inventories are generally maintained to facilitate customer transactions rather than for market speculation. For the same period, investment securities increased $9.1 million due to investment of proceeds from the sale of PRIMEVEST. Based on the Company's current liquidity position, available bank lines, and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

As a securities broker-dealer, John G. Kinnard is required by SEC regulations to meet certain liquidity and capital standards. It has been in compliance with these regulations at all times.

Financing Activities

John G. Kinnard maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in aggregate. One facility limits the borrowing to 90 days and is secured by firm marketable securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1996 and 1995.

PRIMEVEST had a discretionary line of credit available from a bank totaling $5 million. Draws in excess of $5 million could be made if prior approval was granted by the bank. Outstanding borrowings were secured by customer margin securities, investment securities, and certain clearing balances. Total borrowings under the line of credit were $6.3 million at December 31, 1995. Prior approval was obtained for the amount in excess of $5 million.

In 1996 and 1995, the Company received total proceeds of $364,000 and $879,000, respectively, from the issuance of its common stock to participants in the Employee Stock Purchase Plan and upon the exercise of options and warrants.

During 1996, the Company repurchased 329,000 shares of its common stock at a total cost of $1.3 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 587,420 shares have been repurchased as of December 31, 1996.

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

See "Index to Consolidated Financial Statements and Schedule" following Part IV,
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report:

     (1)  Consolidated   Financial   Statements.   See  "Index  to  Consolidated
          Financial Statements and Schedule" on the following page.

     (2)  Exhibits.   See  "Exhibit   Index"  starting  on  the  page  following
          signatures.

Reports on Form 8-K

     A report on Form 8-K dated  November  12,  1996,  was filed to report under
     Item 2 the disposition of all outstanding stock of PRIMEVEST Financial Services, Inc. and to file an unaudited pro forma condensed consolidated statement of financial position prepared to reflect the sale as if the transaction had occurred as of September 30, 1996.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





                                                                        Page

INDEPENDENT AUDITORS' REPORT ........................................... 16

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated statements of financial condition ......................... 17
Consolidated statements of operations .................................. 18
Consolidated statements of shareholders' equity ........................ 19
Consolidated statements of cash flows .................................. 20
Notes to consolidated financial statements ............................. 22

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Kinnard Investments, Inc. and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated statements of financial condition of Kinnard Investments, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        /s/    Deloitte & Touche  LLP

January 30, 1997
Minneapolis, Minnesota

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      (In thousands)
--------------------------------------------------------------------------------- -------------------- --------------------
 At December 31,                                                                         1996                 1995
--------------------------------------------------------------------------------- -------------------- --------------------
ASSETS
   Cash and cash equivalents                                                             $ 12,518              $ 5,766
   Funds held in escrow                                                                     1,513                    0
   Receivable from clearing firm and other broker-dealers                                     968                4,324
   Receivable from customers                                                                    0                9,734
   Miscellaneous receivables                                                                2,140                1,549
   Trading securities, at market                                                            7,658               10,226
   Office equipment at cost, less accumulated depreciation
         of $3,327 and $3,604, respectively                                                   980                1,740
   Investment securities, at fair value                                                    20,940               11,827
   Other assets                                                                               424                  731
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                              $47,141              $45,897
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes payable                                                                               $0               $6,307
   Due to clearing firm and other broker-dealers                                                0                  405
   Payable to customers                                                                         0                3,184
   Securities sold but not yet purchased, at market                                           842                1,659
   Employee compensation and related taxes payable                                          3,900                3,649
   Other accounts payable and accrued expenses                                              3,011                4,489
   Income taxes payable                                                                     3,228                  346
   Deferred tax liability                                                                     131                  553
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          11,112               20,592
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                     0                    0
   Common stock, $.02 par value; authorized 7,500 shares; issued
        and outstanding 6,027 and 6,257 shares, respectively                                  120                  125
   Additional paid-in capital                                                              12,710               13,680
   Retained earnings                                                                       23,199               11,500
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                 36,029               25,305
--------------------------------------------------------------------------------- -------------------- --------------------

--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities and shareholders' equity                                                $47,141              $45,897
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           (In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1996                   1995                   1994
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Commission income                                            $35,996                $26,810                $23,926
    Principal transactions                                        35,907                 31,787                 23,550
    Investment account income (loss)                               4,973                  6,563                   (986)
    Investment banking                                             4,985                  5,303                  5,588
    Interest                                                       2,732                  1,926                  1,507
    Other                                                          4,330                  2,944                  2,082
    Sale of subsidiary                                            11,054                      0                      0
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    99,977                 75,333                 55,667
--------------------------------------------------------------------------------------------------------------------------

Expenses:
    Compensation and benefits                                     44,037                 38,748                 34,820
    Bank commissions                                              14,534                  9,775                  8,609
    Floor brokerage and clearance                                  4,905                  4,217                  3,722
    Communications                                                 1,259                  1,246                  1,348
    Occupancy and equipment                                        6,073                  5,768                  5,541
    Litigation settlements                                         2,865                  2,856                      0
    Other                                                          6,638                  7,037                  7,134
--------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    80,311                 69,647                 61,174
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                 19,666                  5,686                 (5,507)

Income tax expense (benefit)                                       7,968                  2,310                 (2,297)
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $11,698                 $3,376                ($3,210)
==========================================================================================================================

Earnings (loss) per common share:
    Primary                                                        $1.92                  $0.54                 ($0.54)
    Fully diluted                                                  $1.89                  $0.54                 ($0.54)
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of common and common equivalent
shares outstanding:
    Primary                                                        6,108                  6,230                  5,994
    Fully diluted                                                  6,195                  6,281                  5,994
==========================================================================================================================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           (In thousands, except per share data)

================================================ ============================ ============= ============= =============
                                                                               Additional     Unearned
                                                     Common Stock Issued        Paid-in       Compen-       Retained
                                                    Shares         Amount       Capital        sation       Earnings
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1993                            6,033           $121       $13,245         ($107)      $11,930
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Dividends on common stock ($.10 per share)                                                                      (598)
Exercise of warrants                                     21              0            47
Issuance of shares to the employee
   stock option plan                                     57              1           299
Repurchase of stock                                    (230)            (4)         (730)
Amortization of unearned compensation                                                               81
Net loss                                                                                                      (3,210)
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1994                            5,881            118        12,861           (26)        8,122
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Forfeiture of restricted shares and adjustment
    to common stock dividend                             (1)                          (5)            6             2
Exercise of warrants                                    381              7           850
Issuance of shares under employee
  stock option plan                                      11              0            22
Repurchase of stock                                     (15)             0           (48)
Amortization of unearned compensation                                                               20
Net income                                                                                                     3,376
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1995                            6,257            125        13,680             0        11,500
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

Issuance of shares under employee
    stock purchase plan                                  11              0            51
Issuance of shares under employee
    stock option plan                                    88              2           311
Repurchase of stock                                    (329)            (7)       (1,332)
Net income                                                                                                    11,699
------------------------------------------------ -------------- ------------- ------------- ------------- -------------
Balance, December 31, 1996                            6,027           $120       $12,710            $0       $23,199
------------------------------------------------ -------------- ------------- ------------- ------------- -------------

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      (In thousands)

=================================================================== =========================================================
                                                                                  For Years Ended December 31,
                                                                          1996                1995               1994
------------------------------------------------------------------- ------------------ ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, brokers-dealers
        and clearing agencies                                              $80,657            $59,505             $61,049
    Cash paid to suppliers and employees                                   (77,992)           (67,481)            (62,890)
    Interest:
       Received                                                              2,732              1,926               1,507
       Paid                                                                   (214)               (87)                (29)
    Income taxes refunded (paid)                                            (5,638)               722                (121)
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash used in operating activities                                     (455)            (5,415)               (484)
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of:
       Fixed assets                                                            426                  0                   0
       Investment securities                                                14,157             35,565              11,233
    Purchase of:
       Fixed assets                                                         (1,063)              (488)             (1,552)
       Investment securities                                               (18,295)           (33,637)             (9,143)
    Proceeds from sale of subsidiary, net of subsidiary's cash              13,574                  0                   0
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash provided by investing activities                                8,799              1,440                 538
------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                   364                879                 349
    Repurchase of common stock                                              (1,339)               (48)               (735)
    Net borrowings (payments) on notes payable and
        revolving credit agreements                                           (617)             6,307                (600)
    Dividends paid                                                               0               (147)               (601)
------------------------------------------------------------------- ------------------ ------------------- ------------------
    Net cash provided by (used in) financing activities                     (1,592)             6,991              (1,587)
------------------------------------------------------------------- ------------------ ------------------- ------------------

Increase (decrease) in cash and cash equivalents                             6,752              3,016              (1,533)

Cash and cash equivalents at beginning of year                               5,766              2,750               4,283

------------------------------------------------------------------- ------------------ ------------------- ------------------
Cash and cash equivalents at end of year                                   $12,518             $5,766              $2,750
=================================================================== ================== =================== ==================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      (In thousands)

------------------------------------------------------------------------ ---------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                               1996                1995               1994
------------------------------------------------------------------------ ------------------ ------------------- ------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                           $11,698             $3,376             ($3,210)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
            Depreciation and amortization                                           778                958                 813
            Unearned compensation                                                     0                 20                  81
            Net unrealized loss (gain) on investment securities                     434             (2,546)              1,333
            Net realized gain on sale of investment securities                   (5,407)            (4,017)               (347)
            Realized loss (gain) on sale of office equipment                        (27)                24                 131
            Gain on sale of subsidiary                                          (11,054)                 0                   0
            Deferred income taxes                                                  (422)             1,499              (1,426)
            (Increase) decrease in:
                Receivable from clearing firm and other brokers-dealers           1,234             (2,706)             (1,174)
                Receivable from customers                                        (4,226)            (6,410)              3,635
                Miscellaneous receivables                                        (1,177)                 0                   0
                Trading securities, at market                                     2,375               (274)              3,938
                Income tax receivable                                                 0              1,187                (992)
                Other assets                                                       (256)               133                 352
            Increase (decrease) in:
                Due to clearing firm and other broker-dealers                      (236)            (1,540)               (139)
                Payable to customers                                                817              1,032                 (84)
                Securities sold but not yet purchased                              (733)               994                (544)
                Employee compensation and related taxes payable                   1,943              1,284              (3,044)
                Other accounts payable and accrued expenses                       1,053              1,225                 193
                Income taxes payable                                              2,751                346                   0

======================================================================== ================== =================== ==================
Net cash used in operating activities                                             ($455)           ($5,415)              ($484)
======================================================================== ================== =================== ==================

Supplemental Cash Flow Disclosure of Non-Cash Transaction:
     Dividends declared but not paid of  $0 in 1996, $0 in 1995 and $149,000 in 1994.

 See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Nature of Business, Financial Instruments with Off-Balance-Sheet Risk and Significant Accounting Policies

          Nature of business:

          Kinnard  Investments,  Inc. (the  "Registrant"  or "KII") is a holding company that has been providing financial products and services for over 50 years. The primary subsidiary, John G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK""), is a regional broker-dealer headquartered in Minneapolis. The Registrant and John G. Kinnard are hereinafter collectively referred to as the "Company".

          John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. Its principal business is trading, underwriting, research and sale of securities of emerging growth companies with market capitalizations up to $250 million. The Company also negotiates, underwrites and participates in municipal debt offerings. Other products and services include mutual funds, insurance products, investment management, IRA services and fixed income securities.

          On October 31, 1996, Kinnard Investments completed the sale of its PRIMEVEST Financial Services, Inc. ("PRIMEVEST" or "PFS") subsidiary to ReliaStar Financial Corporation. See Note 11 to the Consolidated Financial Statements for additional information regarding the sale of PRIMEVEST. PRIMEVEST is a broker-dealer that provides investment products and services to financial institutions and their customers.


          Financial instruments with off-balance-sheet risk:

          Off-balance-sheet credit and market risk

          In the normal course of business, the Company's customer activities involve the execution, settlement and financing of various customers' securities and options transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer is unable to fulfill its contracted obligations. JGK clears all transactions for its customers on a fully disclosed basis with a clearing firm that carries all customer accounts and maintains the related records. Nonetheless, the Company is liable to the clearing firm for the transactions of its customers. The Company maintains substantially all of its trading securities at the clearing firm, and these trading securities collateralize amounts due to the clearing firm.

          The Company currently has no plans to utilize interest rate swaps, foreign currency contracts, futures, forward contracts or significant amounts of other securities whose value is derived from other investment products (derivatives) for either hedging or speculative purposes.

          Customer securities transactions are recorded on a settlement date basis, which is generally three business days after the trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The impact of unsettled transactions is not expected to have a material effect upon the Company's consolidated financial statements.

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

          Employee stock compensation

          The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" in 1996. See Note 8 to the Consolidated Financial Statements for additional information.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1. Nature of Business, Financial Instruments with Off-Balance-Sheet Risk and Significant Accounting Policies (continued)

          Office equipment

          The cost of office equipment is depreciated using accelerated methods over the estimated useful lives of two to seven years.

          Reclassification

          Certain amounts reflected in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the presentation for 1996. These reclassifications had no impact on net income or shareholders' equity as previously reported.

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

          Earnings per common and common equivalent share

          Earnings per common and common equivalent share have been computed based upon the weighted average number of common shares and common equivalent shares (options) outstanding. In a period that the Company incurs a loss, common equivalent shares are excluded because their effect would be anti-dilutive.


Note 2.   Trading Securities

          Trading securities are summarized as follows:

                                 (In thousands)
              ------------------------------------------------------------------------------------------------------
              December 31,                                                             1996                1995
              ------------------------------------------------------------------------------------------------------
              Long positions - trading securities
                  Corporate stocks                                                     $3,068              $2,647
                  U.S. and municipal bonds                                              1,656               5,326
                  Corporate notes and debentures                                        2,934               2,253
              ------------------------------------------------------------------------------------------------------
                                                                                       $7,658             $10,226
              ------------------------------------------------------------------------------------------------------
              Short positions - securities sold but not yet purchased
                  Corporate stocks                                                       $841              $1,631
                  U.S. and municipal bonds                                                  0                  11
                  Corporate notes and debentures                                            1                  17
              ------------------------------------------------------------------------------------------------------
                                                                                         $842              $1,659
              ------------------------------------------------------------------------------------------------------


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 3.   Notes Payable

          Lines of credit

          JGK maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in the aggregate. One facility limits the borrowing to 90 days and is secured by firm marketable securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1996 and 1995.

          PFS had a discretionary line of credit available from a bank totaling $5 million. Draws in excess of $5 million could be made if prior approval was granted by the bank. Outstanding borrowings were secured by customer margin securities, investment securities, and certain clearing balances. Total borrowings under the line of credit were $6.3 million at December 31, 1995. Prior approval was obtained for the amount in excess of $5 million.


Note 4.   Employee Benefit Plans

          Pension and Profit Sharing Plans

          The Company has profit sharing and defined contribution pension plans covering substantially all employees who have completed one year of service. The Company contributes to the pension plan, on behalf of each eligible employee, an amount equal to 5% of their qualified compensation. This contribution is reflected as an operating expense and amounted to $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

          There were no contributions to the profit sharing plan for the years ended December 31, 1996, 1995 or 1994. The Company does not intend to make any further contributions to the profit sharing plan so long as the Employee Stock Ownership Plan and Trust is in effect.

          Employee Stock Ownership Plan and Trust

          Employees are eligible to participate in the Employee Stock Ownership Plan and Trust ("ESOP") upon completing one year of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors and can be made in cash or other property as the Trustees consider appropriate. These contributions are used primarily to purchase stock of Kinnard Investments, Inc. A participant is generally fully vested after five years of service. During the years ended December 31, 1996, 1995 and 1994, the Company contributed $1.3 million, $560,000 and $0, respectively, to the ESOP.

Note 5.   Federal and State Income Taxes

          The components of the income tax provision for the years ended December 31, 1996, 1995 and 1994, are as follows:

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.   Federal and State Income Taxes (continued)


                                 (In thousands)
              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                  1996             1995              1994
              ----------------------------------------------------------------------------------------------------
              Federal                                                  $6,551           $1,150           ($1,386)
              State                                                     1,839                0                 5
              Deferred taxes                                             (422)           1,160              (916)
              ----------------------------------------------------------------------------------------------------
                                                                       $7,968           $2,310           ($2,297)
              ----------------------------------------------------------------------------------------------------


              The provision for income taxes for the years ended December 31, 1996, 1995 and 1994, differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

                                 (In thousands)
              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                  1996             1995              1994
              ----------------------------------------------------------------------------------------------------
              Computed "expected" tax expense (benefit)                $6,883           $1,990           ($1,925)
              State income taxes, net of federal effect                 1,079              301              (268)
              Other, net                                                    6               19              (104)
              ----------------------------------------------------------------------------------------------------
                                                                       $7,968           $2,310           ($2,297)
              ----------------------------------------------------------------------------------------------------


              The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are shown in the table below:

                                 (In thousands)
                ---------------------------------------------------------------- ---------------- -----------------
                December 31,                                                              1996             1995
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax asset:
                     Other accruals not currently deductible                              $501             $543
                     Receivable allowance                                                  162              160
                     Trade date/settlement date differences                                 91              105
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                           754              808
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax liability:
                     Unrealized appreciation of investment securities                      798            1,284
                     Other                                                                  87               77
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                           885             1,361
                ---------------------------------------------------------------- ---------------- -----------------

                Net deferred tax liability                                                $131             $553
                ---------------------------------------------------------------- ---------------- -----------------


Note 6.   Net Capital Requirements and Dividend Restrictions

          Pursuant to the net capital provision of the Securities Exchange Act of 1934, JGK is required to maintain minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and JGK may be prohibited from expanding their business or declaring cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1.

          At December 31, 1996, JGK had net capital of $6.7 million, a net capital requirement of $633,000 and a ratio of aggregate indebtedness to net capital of 1.0 to 1.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 7.   Equity

          The Company's 16.5 million shares of authorized undesignated stock may be designated by the Board of Directors as either preferred stock or common stock.

          During 1996 the Company repurchased 329,000 shares of its common stock at a total cost of $1.3 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 587,420 shares have been repurchased as of December 31, 1996.


Note 8.   Stock Option and Purchase Plans

          Under the Company's stock option plan, a total of 660,000 shares have been reserved for options to employees and directors of the Company. At December 31, 1996 there were 159,300 authorized but unissued shares. Under terms of the plan, options are generally granted at the current market price, but not less than the book value per share. The options may be exercised over the period prescribed at the time of the grant, not to exceed ten years. The majority of options have no vesting period, but certain options have vesting periods of up to five years. Stock option transactions are summarized below:


      -----------------------------------------------------------------------------------------------------
                                                                          Exercise           Weighted
                                                       Number            Price Per         Avg. Exercise
                                                     of Shares             Share               Price
      -----------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1993                 185,100

      Granted                                           85,700         $3.80 - $4.00          $3.92
      Exercised                                              0              0.00               0.00
      Forfeited                                        (52,500)         4.75 - 7.25            3.58
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1994                 218,300          1.98 - 7.25            4.68

      Granted                                           70,000          3.55 - 3.94            3.63
      Exercised                                        (11,400)             1.98               1.98
      Forfeited                                        (30,750)         3.55 - 7.25            5.43
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1995                 246,150          1.98 - 7.25            4.41

      Granted                                          226,500          4.04 - 5.88            4.15
      Exercised                                        (86,200)         1.98 - 4.75            3.54
      Forfeited                                        (18,250)         4.04 - 7.25            6.18
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1996                 368,200         $3.55 - $7.25          $4.40

      Exercisable                                      305,700         $3.55 - $7.25
      -----------------------------------------------------------------------------------------------------



          The Company has an Employee Stock Purchase Plan ("ESPP") under which 1,050,000 shares are authorized for issuance. The ESPP allows employees to set aside up to 15% of earnings to purchase shares of the Company's common stock. Shares are purchased semi-annually at a price equal to 85% of the lower of the market prices at the beginning or end of the applicable six-month period, but not less than book value at the end of the period. Reserved but unissued shares under the Plan were 703,086 at December 31, 1996.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.   Stock Option and Purchase Plans (continued)

          The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. No compensation expense has been recognized for its fixed stock option and stock purchase plans because the exercise price of all options granted under the stock option plan and price of shares issued under the stock purchase plan were not deemed to be less than fair value. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share for the year ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                       In thousands, except per share date
      -----------------------------------------------------------------------------------------------------
                                                           1996                             1995
                                                As Reported    Pro Forma          As Reported    Pro Forma
      -----------------------------------------------------------------------------------------------------
        Net income                                  $11,698      $11,352              $3,376        $3,348
        Primary earnings per share                   $1.92        $1.86                $0.54         $0.54

      -----------------------------------------------------------------------------------------------------


          Using the Black-Scholes option pricing model, the estimated weighted average fair value of options granted during 1996 was $1.42 per share. The assumptions used in this computation are as follows: risk-free interest rate of 6.3%; expected dividend yield of 0%; expected life of four years; and expected volatility of 44%. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value.


Note  9.  Lease Commitments

          The Company and its subsidiaries lease office space and equipment under various operating leases with remaining terms ranging up to eight years. Certain of these leases have escalation clauses and renewal options.

          Minimum rentals required under non-cancelable operating leases for office space and equipment rental for the next five years and thereafter are as follows:

                                 (In thousands)
              ---------------------------------------------
                                                  Amount
              ---------------------------------------------
              1997                                $1,028
              1998                                   967
              1999                                   672
              2000                                   364
              2001                                   315
              Thereafter                             673
              ---------------------------------------------
                                                  $4,019
              ---------------------------------------------

          Rent expense for all operating leases was $2.9 million, $2.9 million and $3.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 10.  Commitments and Contingent Liabilities

          JGK is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, the Company's management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

          In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at year-end is not expected to have a material effect on the consolidated financial statements.

Note 11.  Sale of Subsidiary

          On October 31, 1996, the Company completed the sale of PFS to ReliaStar Financial Corporation ("ReliaStar"). The sale price was $15.5 million in cash, of which $1.5 million was placed in escrow to secure indemnification obligations to ReliaStar. The after-tax gain on the sale, net of associated expenses, was $6.4 million or $1.05 per share.

          PFS operation for the ten months ended October 31, 1996 and the years ended December 31, 1995 and 1994 are as follows:


                                 (In thousands)
----------------------------------- ----------------- ----------------------------------
                                      For the ten
                                      months ended           For the years ended
                                        10/31/96          12/31/95         12/31/94
----------------------------------- ----------------- ----------------- ----------------
Revenues                                 $27,550           $19,551           $16,783
Expenses                                  26,329            19,216            16,862
----------------------------------- ----------------- ----------------- ----------------
Net income (loss)                         $1,221              $335              ($79)
----------------------------------- ----------------- ----------------- ----------------


          The  above  table   include   the   following   amounts   relating  to
          inter-company activity:


                                 (In thousands)
----------------------------------- ----------------- ----------------------------------
                                      For the ten
                                      months ended           For the years ended
                                        10/31/96          12/31/95         12/31/94
----------------------------------- ----------------- ----------------- ----------------
Revenues                                    $145              $204              $150
Expenses                                     134                59               107
----------------------------------- ----------------- ----------------- ----------------


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


Date:   March 20, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                               (POWER OF ATTORNEY)

Each person whose signature appears below constitutes and appoints HILDING C. NELSON his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be one by virtue thereof.


    Signature                  Title                                Date


/s/    Hilding C. Nelson       Chairman and Director             March 20, 1997
Hilding C. Nelson              (principal executive officer)


/s/    Daniel R. Sass          Treasurer (principal financial    March 20, 1997
Daniel R. Sass                 and accounting officer)


/s/    Stephen H. Fischer      Director                          March 20, 1997
Stephen H. Fischer


                       (Signatures continued on next page)

   Signature                    Title                                Date

/s/    James W. Hansen          Director                         March 20, 1997
James W. Hansen



/s/    Thomas E. Moore          Director                         March 20, 1997
Thomas E. Moore



/s/    Andrew J. O'Connell      Director                         March 20, 1997
Andrew J. O'Connell



/s/    Robert S. Spong          Director                         March 20, 1997
Robert S. Spong

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                         Form 10-K for 1996 fiscal year


   Exhibit


      2 Stock Purchase Agreement by and between ReliaStar Financial Corporation and Kinnard Investments, Inc. for the sale of PRIMEVEST Financial Services, Inc. -- incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K dated November 12, 1996 *

    3.1 Registrant's Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.*

    3.2        Registrants  Restated  Bylaws  -  incorporated  by  reference  to
               Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 *

   10.1 ** Registrant's 1982 Incentive Stock Option Plan -- incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 *

   10.2 Lease between PFS and Norwest Center Associates, dated May 17, 1991, covering space in Norwest Center, St. Cloud, Minnesota -- incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report Form 10-K for fiscal year ended December 31, 1991 *

   10.3 ** JGK Employee Stock Ownership Plan and Trust Agreement -- incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989*

   10.4 ** Registrant's 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991*

   10.5 Noncompetition Agreement, dated January 2, 1991 among JGK and certain former shareholders of PFS -- incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated January 2, 1991 *

   10.6 ** 1992 Incentive Compensation Plans for JGK, PFS and Kinnard Investments, Inc. *

   10.7 ** Registrant's 1992 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *

   10.8 Amendment, dated June 16, 1992, of Office Lease between JGK and TPI/CMS St. Paul Limited Partnership covering space at Norwest Center, St. Paul Minnesota -- incorporated by reference to
               Exhibit 10.22 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *


* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337
**   Management contract or compensatory plan or arrangement

   Exhibit

   10.9        Agreement, dated November 30, 1993, among the Registrant, MJC and
               others  --   incorporated  by  reference  to  Exhibit  2  of  the
               Registrant's Form 8-K dated December 13, 1993 *

   10.10 Lease between ITL - CER II Corporation and JGK, dated July 20, 1993, covering space at 920 Second Avenue South in Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 *

   10.11 Separation Agreement with Thomas J. Mulvaney dated September 21, 1995 -- incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 *

   10.12 Clearing Agreement, dated February 13, 1995, between Alex. Brown & Sons, Inc. and JGK -- incorporated by reference to Exhibit
               10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

   10.13 Lease between Equitable Real Estate Investment Management, Inc. and JGK, dated April 25, 1994 -- incorporated by reference to
               Exhibit 10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

   10.14 ** Deferred Compensation Agreement dated October 30, 1996, between the Registrant and Stephen H. Fischer.

   10.15 ** Registrant's 1997 Stock Option Plan, including Forms of Incentive and Nonqualified Stock Option Agreements.

   11 Calculation of Weighted Average Number of Common Shares and Income for Determination of Earnings Per Share of Common Stock.

   21          List of the Registrant's subsidiaries:

                Subsidiary                                State of Incorporation
                John G. Kinnard and Company, Incorporated         Minnesota
                Kinnard Futures Management Corporation            Minnesota
                Kinnard Capital Corporation                       Minnesota
                Continental Funding, Inc.                         North Dakota
                NODAKBONDS, Inc.                                  North Dakota

   23          Consent of Deloitte & Touche LLP

   27          Financial Data Schedule (filed in electronic form only)


* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337
**   Management contract or compensatory plan or arrangement