Form 10-Q
period 1997-03-31
KINNARD INVESTMENTS INC
filed 1997-05-15
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended  March 31, 1997         Commission File No.      0-9377



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


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


    Shares of $0.02 par value common stock outstanding at May 9, 1997: 6,296,646

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





         PART I                                                     Page

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition...........3

             Consolidated statements of operations....................4

             Consolidated statements of shareholders' equity..........5

             Consolidated statements of cash flows....................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................9

         PART II

         OTHER INFORMATION...........................................12

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (In thousands, except share data)


================================================================================= ==================== ====================
                                                                                       March 31,          December 31,
                                                                                         1997                 1996
--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      (unaudited)
ASSETS
   Cash and cash equivalents                                                               $254              $12,518
   Funds held in escrow                                                                   1,531                1,513
   Receivable from clearing firm and other broker-dealers                                 2,691                  968
   Miscellaneous receivables                                                              2,475                2,140
   Trading securities, at market                                                          7,759                7,658
   Office equipment at cost, less accumulated depreciation
         of $3,467 and $3,327, respectively                                                 929                  980
   Investment securities, at fair value                                                  24,930               20,940
   Income tax receivable                                                                    241                    0
   Deferred tax receivable                                                                  137                    0
   Other assets                                                                             328                  424
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                            $41,275               $47,141
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                      $1,312                 $842
   Employee compensation and related taxes payable                                        1,811                3,900
   Other accounts payable and accrued expenses                                            2,447                3,011
   Income taxes payable                                                                       0                3,228
   Deferred tax liability                                                                     0                  131
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                         5,570               11,112
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                       0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                   0                    0
   Common stock, $.02 par value; authorized 7,500  shares; issued
       and outstanding 6,030 and 6,027 shares, respectively                                 120                  120
   Additional paid-in capital                                                            12,701               12,710
   Retained earnings                                                                     22,884               23,199
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                               35,705               36,029
--------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                              $41,275              $47,141
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)


================================================================================ =============================================
                                                                                              Three Months Ended
                                                                                                  March 31,
-------------------------------------------------------------------------------- ---------------------------------------------
                                                                                          1997                   1996
-------------------------------------------------------------------------------- ----------------------- ---------------------
                                                                                      (Unaudited)            (Unaudited)
Revenues
    Commission income                                                                     $3,677                 $10,106
    Principal transactions                                                                 6,501                   9,151
    Investment account income (loss)                                                        (683)                    792
    Investment banking                                                                       537                     471
    Interest                                                                                 583                     591
    Other                                                                                    558                   1,049
-------------------------------------------------------------------------------- ----------------------- ---------------------
Total revenues                                                                            11,173                  22,160
-------------------------------------------------------------------------------- ----------------------- ---------------------

Expenses
    Compensation and benefits                                                              8,168                  10,710
    Bank commissions                                                                           0                   4,137
    Floor brokerage and clearance                                                            982                   1,209
    Communications                                                                           187                     320
    Occupancy and computer                                                                 1,198                   1,495
    Other                                                                                  1,152                   2,067
-------------------------------------------------------------------------------- ----------------------- ---------------------
Total expenses                                                                            11,687                  19,938
-------------------------------------------------------------------------------- ----------------------- ---------------------

Income (loss) before income taxes                                                           (514)                  2,222

Income tax expense (benefit)                                                                (199)                    893
-------------------------------------------------------------------------------- ----------------------- ---------------------

Net income (loss)                                                                          ($315)                 $1,329
================================================================================ ======================= =====================

Earnings (loss) per common share:
    Primary                                                                               ($0.05)                  $0.22
    Fully diluted                                                                         ($0.05)                  $0.21
================================================================================ ======================= =====================

Weighted average number of common and common equivalent shares outstanding:
      Primary                                                                              6,027                   6,181
      Fully diluted                                                                        6,031                   6,199
================================================================================ ======================= =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      (In thousands, except per share data)


================================================ =============================== ============= ============= =============
                                                                                  Additional      Unearned
                                                         Common Stock               Paid-in       Compen-       Retained
                                                     Shares         Amount          Capital        sation       Earnings
------------------------------------------------ --------------- --------------- ------------- ------------- -------------
Balance, December 31, 1994                           5,881          $118           $12,861         ($26)        $8,122
------------------------------------------------ --------------- --------------- ------------- ------------- -------------

Forfeiture of restricted shares and
    adjustment to common stock dividend                 (1)                             (5)           6              2
Exercise of warrants                                   381             7               850
Issuance of shares under the employee
    stock option plan                                   11             0                22
Repurchase of shares                                   (15)            0               (48)
Amortization of unearned compensation                                                                20
Net income                                                                                                       3,376
------------------------------------------------ --------------- --------------- ------------- ------------- -------------
Balance, December 31, 1995                           6,257           125            13,680            0         11,500
------------------------------------------------ --------------- --------------- ------------- ------------- -------------

Issuance of shares under employee stock
    purchase plan                                       11             0                51
Issuance of shares under the employee
    stock option plan                                   88             2               311
Repurchase of shares                                  (329)           (7)           (1,332)
Net income                                                                                                      11,699
------------------------------------------------ --------------- --------------- ------------- ------------- -------------
Balance, December 31, 1996                           6,027           120            12,710            0         23,199
------------------------------------------------ --------------- --------------- ------------- ------------- -------------

Issuance of  shares under the employee
    stock option plan                                   13             0                50
Repurchase of shares                                   (10)            0               (59)
Net loss                                                                                                          (315)
------------------------------------------------ --------------- --------------- ------------- ------------- -------------
Balance, March 31, 1997 (unaudited)                  6,030          $120           $12,701           $0        $22,884
================================================ =============== =============== ============= ============= =============

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)


============================================================================== ===========================================
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     1997                  1996
------------------------------------------------------------------------------ --------------------- ---------------------
                                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, brokers-dealers
       and clearing agencies                                                          $9,919               $15,141
    Cash paid to suppliers and employees                                             (14,439)              (18,998)
    Interest:
       Received                                                                          565                   591
       Paid                                                                                0                   (71)
    Income taxes paid                                                                 (3,538)                 (424)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in operating activities                                                 (7,493)               (3,761)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                        3,998                 6,957
    Purchase of:
       Office equipment                                                                  (89)                 (170)
       Investment securities                                                          (8,671)               (2,721)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) investing activities                                   (4,762)                4,066
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                              50                    47
    Repurchase of common stock                                                           (59)                 (995)
    Net payments on notes payable and
        revolving credit agreements                                                        0                (1,847)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in financing activities                                                     (9)               (2,795)
------------------------------------------------------------------------------ --------------------- ---------------------

Decrease in cash and cash equivalents                                                (12,264)               (2,490)

Cash and cash equivalents at beginning of period                                      12,518                 5,766

------------------------------------------------------------------------------ --------------------- ---------------------
Cash and cash equivalents at end of period                                              $254                $3,276
============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)


=============================================================================== ===========================================
                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        1997                  1996
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                    (Unaudited)           (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                   ($315)               $1,329
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                                 141                   199
            Net unrealized loss (gain) on investment securities                           698                  (221)
            Net realized gain on sale of investment securities                            (15)                 (571)
            Deferred income taxes                                                        (268)                  (72)
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers                 (1,723)               (2,773)
               Receivable from customers                                                    0                (3,917)
               Miscellaneous receivables                                                 (354)                 (197)
               Trading securities, at market                                             (101)                  (22)
               Income tax receivable                                                     (241)                    0
               Other assets                                                                96                    99
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers                                0                  (169)
               Payable to customers                                                         0                 1,169
               Securities sold but not yet purchased                                      470                   (93)
               Employee compensation and related taxes payable                         (2,089)                  (91)
               Other accounts payable and accrued expenses                               (564)                1,028
               Income taxes payable                                                    (3,228)                  541

------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                 ($7,493)              ($3,761)
=============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

              The consolidated statement of financial condition as of March 31, 1997 and other financial information for the three months ended March 31, 1997 and 1996, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


Note 2.       Net Capital Requirements

              Pursuant to the net capital provision of the Securities Exchange Act of 1934, the Company's subsidiary, John G. Kinnard and Company, Incorporated ("JGK") is required to maintain minimum net capital as defined under such provisions. Also under this rule, JGK's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and JGK may be prohibited from expanding its business or declaring cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1.

              At March 31,  1997,  JGK had net  capital of $5.6  million,  a net
              capital   requirement   of  $590,000  and  a  ratio  of  aggregate
              indebtedness to net capital of .83 to 1.


Note 3.       Commitments and Contingent Liabilities

              In May 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that Photran Corporation, its management, and JGK violated securities laws by issuing false and misleading statements related to financial results. JGK managed the initial public offering of Photran in May 1996. JGK believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

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

              In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at quarter-end is not expected to have a material effect on the consolidated financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Results of Operations

              The following table sets forth a summary of changes in the major categories of revenues and expenses:


                                                            (In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
              Unaudited                                                     March 31, 1997 versus March 31, 1996
                                                                                       Increase (Decrease)
-------------------------------------------------------------------------------------------------------------------
              Revenues
                    Commission income                                              ($6,429)            (64%)
                    Principal transactions                                          (2,650)            (29)
                    Investment account income                                       (1,475)           (186)
                    Investment banking                                                  66              14
                    Interest                                                            (8)             (1)
                    Other                                                             (491)            (47)
-------------------------------------------------------------------------------------------------------------------
                    Total revenues                                                 (10,987)            (50)
-------------------------------------------------------------------------------------------------------------------

              Expenses
                    Compensation and benefits                                       (2,542)            (24)
                    Bank commissions                                                (4,137)           (100)
                    Floor brokerage and clearance                                     (227)            (19)
                    Communications                                                    (133)            (42)
                    Occupancy and computer                                            (297)            (20)
                    Other                                                             (915)            (44)
-------------------------------------------------------------------------------------------------------------------
                    Total expenses                                                  (8,251)            (41)
-------------------------------------------------------------------------------------------------------------------

              Income before income taxes                                            (2,736)           (123)

              Income taxes                                                          (1,092)           (122)

-------------------------------------------------------------------------------------------------------------------
              Net income                                                           ($1,644)           (124%)
===================================================================================================================


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996

The broader market lost momentum during the quarter as the Federal Reserve increased interest rates for the first time in over a year. The Nasdaq composite finished down 5%, while the Dow Jones Industrial Average and S&P 500 both finished up slightly over 2%.

For the quarter, the Company recorded a net loss of $315,000, or 5 cents per share, on revenues of $11.2 million. This compares with net income of $1.3 million, or 22 cents per share, on revenues of $22.2 million for the same period last year. Included in the prior year are results for PRIMEVEST Financial Services, Inc. ("PFS") which was sold by the Company in October 1996. Excluding PFS, revenues and net income for the first quarter of 1996 would have been $14.1 million and $778,000, or 13 cents per share, respectively.

Commission income declined by $6.4 million, but increased by $185,000 when excluding the results of PFS from the prior year. Sales of listed and over-the-counter equity securities along with insurance products increased, while sales of mutual fund products were slightly lower.

Revenue from principal transactions declined by 29%. The decline would have been 26% excluding the results of PFS. This decline is due primarily to lower transaction levels in small capitalization equities, which is a primary focus of the Company. Fixed income principal transactions were flat compared to the prior year.

The change in valuation of securities in the investment account was a loss of $683,000 in the current quarter, compared to income of $792,000 ($668,000 excluding PFS) for first quarter of 1996. This account has historically been a volatile source of income for the Company.

Investment banking revenues increased by $66,000 based on increases in public finance and corporate finance advisory fee activity. The Company completed one private placement during the current quarter versus two in the prior year.

Interest income declined by 1%, but increased by 78% excluding the results of PFS. The increase was due primarily to interest income earned on the proceeds from the sale of PFS and higher investable balances in the current period.

Employee compensation decreased by 24% as reported, and 9% excluding the results of PFS. Bank commissions, which were related entirely to the business of PFS, are zero for the current period. Floor brokerage and clearing declined as a result of lower revenues. Other operating expenses declined in part due to the resolution of certain litigation matters.

Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $2.6 million at March 31, 1997, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1996 and March 31, 1997 trading securities increased $101,000 and securities sold but not yet purchased increased by $470,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




As a securities broker-dealer, JGK is required by SEC regulations to meet certain liquidity and capital standards. It has been in compliance with these regulations at all times.

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


Financing Activities

JGK maintains a credit facility in order to meet short-term operating needs. At December 31, 1996 and March 31, 1997 there were no outstanding balances under this facility.

During the first three months of 1997, the Company repurchased 10,000 shares of its common stock at a total cost of $59,000. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 597,000 shares have been repurchased as of March 31, 1997.


Cautionary Statements

As provided under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment accounts, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



         ITEM 1 -  LEGAL PROCEEDINGS
                       See Note 3 in Notes to Consolidated Financial Statements.

         ITEM 2 -  CHANGES IN SECURITIES
                         Effective April 7, 1997, the Registrant sold to William
                         F. Farley, 325,000 Units for $1,706,250. Each Unit consists of one share of Common Stock of the Registrant and a Warrant to purchase an additional share of Common Stock at a price of $6.00 per share. The sale of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. Mr. Farley represented his intention to acquire the securities for investment purposes only, and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.

         ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
                         None

         ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

         ITEM 5 -  OTHER INFORMATION
                         None

         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
                     (a)  Exhibits
                          10.1  Subscription and Purchase Agreement dated
                                April 7, 1997 between the Registrant and William
                                F. Farley.

                          10.2 Warrant dated April 7, 1997 to purchase 325,000 shares of the Registrant's Common Stock issued to William F. Farley.

                          10.3 Employment Agreement dated April 7, 1997 between the Registrant and William F. Farley.

                          10.4 Incentive Stock Option Agreement dated April 7, 1997 between the Registrant and William F. Farley.

                          10.5  Nonqualified Stock Option Agreement dated
                                April 7, 1997 between the Registrant and William
                                F. Farley.

                          10.6 Kinnard Investments, Inc. 1997 Stock Option Plan, as amended, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.

                          10.7 Promissory Note dated April 30, 1997 payable to the Registrant by William F. Farley.

                          27 Financial Data Schedule (filed in electronic format only)

                     (b)  Reports on Form 8-K
                                None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KINNARD INVESTMENTS, INC.


                                        /s/  Daniel R. Sass
                                             Daniel R. Sass
                                             Treasurer (principal financial and
                                             accounting officer)




Date    05/9/97