Form 10-Q
period 1997-06-30
KINNARD INVESTMENTS INC
filed 1997-08-12
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




 For the quarter ended  June 30, 1997           Commission File No.     0-9377


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


 Shares of $0.02 par value common stock outstanding at August 9, 1997: 6,238,179

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...........................9

PART II

    OTHER INFORMATION................................................12

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (In thousands, except share data)


================================================================================= ==================== ====================
                                                                                       June 30,              December 31,
                                                                                         1997                  1996
--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      (Unaudited)
ASSETS
   Cash and cash equivalents                                                              $2,004               $12,518
   Funds held in escrow                                                                    1,551                 1,513
   Receivable from clearing firm and other broker-dealers                                  4,399                   968
   Miscellaneous receivables                                                               2,863                 2,140
   Trading securities, at market                                                           7,584                 7,658
   Office equipment at cost, less accumulated depreciation
         of  $3,617 and  $3,327, respectively                                              1,072                   980
   Investment securities, at fair value                                                   24,683                20,940
   Income tax receivable                                                                      70                     0
   Other assets                                                                              280                   424
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                             $44,506               $47,141
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                       $1,689                  $842
   Employee compensation and related taxes payable                                         2,707                 3,900
   Other accounts payable and accrued expenses                                             2,490                 3,011
   Income taxes payable                                                                        0                 3,228
   Deferred tax liability                                                                    106                   131
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          6,992                11,112
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                        0                     0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                    0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,261 and 6,027 shares, respectively                                      125                   120
   Additional paid-in capital                                                             13,805                12,710
   Retained earnings                                                                      23,584                23,199
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                37,514                36,029
--------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                               $44,506               $47,141
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

============================================== ================================== ==== ==================================
                                                         Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
---------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                      1997              1996                  1997              1996
---------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                              (Unaudited)                           (Unaudited)
Revenues:
    Commission income                                  $3,261          $10,920                $6,938           $21,027
    Principal transactions                              6,608           11,785                13,144            20,936
    Investment account income                             878            3,249                   194             4,041
    Investment banking                                  1,005            3,085                 1,543             3,556
    Interest                                              557              667                 1,140             1,258
    Other                                                 589            1,226                 1,111             2,275
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                         12,898           30,932                24,070            53,093
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                           8,122           14,933                16,290            25,643
    Bank commissions                                        0            4,627                     0             8,765
    Floor brokerage and clearance                         915            1,450                 1,897             2,660
    Communications                                        196              313                   383               633
    Occupancy and equipment                             1,283            1,585                 2,481             3,080
    Other                                               1,199            2,589                 2,352             4,655
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                         11,715           25,497                23,403            45,436
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income before income taxes                              1,183            5,435                   667             7,657

Income tax expense                                        482            2,175                   282             3,068
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income                                               $701           $3,260                  $385            $4,589
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Earnings per common share:
      Primary                                           $0.11            $0.54                 $0.06             $0.75
      Fully diluted                                     $0.11            $0.54                 $0.06             $0.75
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Weighted average number of common and
 common equivalent shares outstanding:
      Primary                                           6,364            6,038                 6,236             6,108
      Fully diluted                                     6,395            6,038                 6,427             6,137
============================================== ================ ================= ==== ================= ================


See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      (In thousands, except per share data)

================================================= =========================== ============= ============== =============
                                                                               Additional      Unearned
                                                     Common Stock Issued         Paid-in        Compen-       Retained
                                                     Shares       Amount         Capital        sation        Earnings
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1994                            5,881         $118        $12,861         ($26)          $8,122
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Forfeiture of restricted shares and adjustment
   to common stock dividend                              (1)                         (5)           6                2
Exercise of warrants                                    381            7            850
Issuance of shares under the employee
   stock option plan                                     11            0             22
Repurchase of stock                                     (15)           0            (48)
Amortization of unearned compensation                                                             20
Net income                                                                                                      3,376
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1995                            6,257          125         13,680            0           11,500
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Issuance of shares under the employee stock
   purchase plan                                         11            0             51
Issuance of shares under the employee
   stock option plan                                     88            2            311
Repurchase of stock                                    (329)          (7)        (1,332)
Net income                                                                                                     11,699
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1996                            6,027          120         12,710            0           23,199
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Issuance of shares under the employee
   stock option plan                                     42            1            125
Issuance of new shares                                  325            6          1,699
Repurchase of stock                                    (133)          (2)          (729)
Net income                                                                                                        385
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, June 30, 1997 (unaudited)                    6,261         $125        $13,805           $0          $23,584
================================================= ============= ============= ============= ============== =============

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

============================================================================== ===========================================
                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     1997                    1996
------------------------------------------------------------------------------ --------------------- ---------------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, broker-dealers
       and clearing agencies                                                         $20,225                $39,026
    Cash paid to suppliers and employees                                             (25,365)               (39,732)
    Interest:
       Received                                                                        1,140                  1,259
       Paid                                                                                0                   (128)
    Income taxes paid                                                                 (3,606)                (2,388)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in operating activities                                                 (7,606)                (1,963)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                       10,265                  9,853
    Purchase of:
       Office equipment                                                                 (382)                  (647)
       Investment securities                                                         (13,853)                (5,881)
------------------------------------------------------------------------------ --------------------- ---------------------
 Net cash provided by (used in)  investing activities                                 (3,970)                 3,325
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                           1,831                     47
    Repurchase of common stock                                                          (731)                (1,123)
    Net borrowings on notes payable and
        revolving credit agreements                                                        0                    893
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) financing activities                                    1,100                   (183)
------------------------------------------------------------------------------ --------------------- ---------------------

Increase (decrease) in cash and cash equivalents                                     (10,476)                 1,179

Cash and cash equivalents at beginning of period                                      14,031                  5,766
------------------------------------------------------------------------------ --------------------- ---------------------

Cash and cash equivalents at end of period                                            $3,555                 $6,945
============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

=============================================================================== ===========================================
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        1997                  1996
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                               (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net income                                                                           $385                $4,589
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                                 290                   402
            Net unrealized gain on investment securities                                 (165)               (1,388)
            Net realized gain on sale of investment securities                            (29)               (2,653)
            Deferred income taxes                                                         (25)                  355
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers                 (3,431)               (2,090)
               Receivable from customers                                                    0                (6,008)
               Miscellaneous receivables                                                 (684)                 (581)
               Trading securities, at market                                               74                (1,052)
               Income tax receivable                                                      (70)                    0
               Other assets                                                               144                    25
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers                                0                   671
               Payable to customers                                                         0                    67
               Securities sold but not yet purchased, at market                           847                   316
               Employee compensation and related taxes payable                         (1,193)                3,127
               Other accounts payable and accrued expenses                               (521)                1,931
               Income taxes payable                                                    (3,228)                  326

------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                 ($7,606)              ($1,963)
=============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

              The consolidated statement of financial condition as of June 30, 1997 and other financial information for the six months ended June 30, 1997 and 1996, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


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

              At June 30,  1997,  JGK had net  capital  of $5.7  million,  a net
              capital   requirement   of  $654,000  and  a  ratio  of  aggregate
              indebtedness to net capital of .95 to 1.


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

              In June 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that JGK violated securities laws by issuing false and misleading statements relating to the initial public offering of Electroscope, Inc. that was managed by JGK in May 1996. JGK believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1996.


Results of Operations

The lack of inflationary pressure and growth in corporate earnings boosted equity stock indices during the quarter as the Dow Jones Industrial Average and Nasdaq Composite increased 16.6% and 18.0 %, respectively. The strong gains in the indices were concentrated on large capitalization stocks, while increases in small capitalization stocks tended to underperfrom the averages.

Net income for the quarter was $701,000, or 11 cents per share, on revenues of $12.9 million. These results compare to net income of $3.3 million, or 54 cents per share, on revenues of $30.9 million in the same quarter a year ago. Included in the prior year are results of PRIMEVEST Financial Services, Inc. ("PFS") which was sold by Kinnard in October 1996. If the results of PFS were excluded from the prior year, net income for the second quarter of 1996 would have been $2.8 million, or 46 cents per share, on revenues of $22.3 million.

For the six months ended June 30, 1997, net income was $385,000, or 6 cents per share, on revenues of $24.1 million. This compares to net income of $4.6 million, or 75 cents per share, on revenues of $53.1 million in 1996. Excluding PFS, prior year revenues, net income and earnings per share would have been $36.4 million, $3.5 million and 58 cents, respectively.

Commission income in the current period declined 18% from the second quarter of 1996 (excluding PFS) and for the six month period declined 7%. Sales of mutual fund products remained strong while listed and over-the-counter securities declined.

Revenues from principal transactions declined by 41% (excluding PFS) in the current quarter due in part to volatility in the small cap segment of the market. Partially offsetting the decline in equity trading was a 62% increase in fixed income principal transactions. The Company had a record quarter for fixed income originations and strong retail sales of fixed income products. Principal transaction revenues for the six month period declined by 34% (excluding PFS) compared to the same period last year.

Income from the change in valuation of securities held in the investment account was $878,000 for the current quarter compared to income of $3.2 million for the same period last year. For the current six month period the gain was $194,000 in 1997 versus $4.0 million in 1996. The investment account has historically been a volatile source of income.

Investment banking revenues declined by $2.1 million during the quarter as the Company completed three private financings during the current quarter compared to two initial public offerings and two private financings for the same quarter last year. Revenues for the current six month period were $1.6 million compared to $3.6 million for the same period last year.

Interest income declined by $110,000 for the current quarter compared to last year, but increased by $201,000 when excluding the effect of PFS. The increase was due primarily to earnings on the proceeds from the sale of PFS. For the six month period, interest income increased by $457,000 (excluding PFS) from the prior year.

For both the three and six month periods other income increased by 17% (excluding PFS) due to an increase in fee based income.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations (continued)

Employee compensation for the three month period decreased by $4.9 million (excluding PFS). This decline in variable compensation was in line with the decrease in revenues and profits, while salary expense increased with the addition of key personnel and salary increases. Compensation for the current six month period declined by $5.7 million (excluding PFS).

Bank commissions, which were related to the business of PFS, are zero for the current period. Communications expense is flat with last year (excluding PFS) due to lower revenue levels as well as cost reductions. Other expenses for the current quarter declined by $801,000 (excluding PFS) due to the resolution of certain litigation matters. Correspondingly, other expenses for the current six month period declined by $1.2 million, excluding PFS.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of the Company's trading and investment securities are stated at quoted market value and are readily marketable. The less liquid portions of trading inventory and investment securities, which totaled $1.9 million at June 30, 1997, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1996 and June 30, 1997, trading securities decreased $74,000 and securities sold but not yet purchased increased by $847,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

As securities broker-dealers, JGK is required by SEC regulations to meet certain
liquidity  and  capital  standards.   It  has  been  in  compliance  with  these
regulations at all times.

Based on the Company's current liquidity positions, available bank lines and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

Investing Activities

The majority of the Company's investment account is invested in short to medium-term investment grade marketable fixed income securities. In addition, the Company holds both publicly traded and privately placed equity securities. Investing activity results primarily from the maturity and repurchase of fixed income securities, while the volatility in income earned on the portfolio typically results from changes in valuation of the equity securities.


Financing Activities

JGK maintains a credit facility in order to meet short-term operating needs. At December 31, 1996 and June 30, 1997 there were no outstanding balances under this facility.

During the first six months of 1997, the Company repurchased 133,000 shares of its common stock at a total cost of $731,000. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 720,000 shares have been repurchased as of June 30, 1997.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Cautionary Statements

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

            See Note 3 in Notes to Consolidated Financial Statements.

ITEM 2 -  CHANGES IN SECURITIES

             None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The following matters were voted on at the Registrant's Annual Meeting held on May 20, 1997:

         1.  To set the number of members of the Board of Directors at five (5).

     Number of            Number of            Number of        Number of Broker
     Votes For          Votes Against         Abstentions           Nonvotes

     5,681,115              87,648               26,498                 0

         2. To elect members of the Board.

                                                                Number of Votes
                                       Number of Votes For          Withheld

William F. Farley                         5,529,331                   255,970

Stephen H. Fischer                        5,445,939                   255,970

Hilding C. Nelson                         5,444,307                   255,970

Andrew J. O'Connell                       5,455,875                   255,970

Robert S. Spong                           5,400,562                   255,970


         3.  To approve the 1997 Stock Option Plan.

          Number of         Number of           Number of      Number of Broker
          Votes For       Votes Against        Abstentions          Nonvotes

          2,917,110          1,079,528            34,699               0


ITEM 5 -  OTHER INFORMATION

              None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27    Financial Data Schedule (filed in electronic format only)

          (b)  Reports on Form 8-K

               Report on Form 8-K filed on July 7, 1997 (and related Reports on Form 8-K/A (No.1) filed on July 16th, 1997 and Form 8-K/A (No.2) filed on July 18th, 1997) pertaining to the Registrant's dismissal of Deloitte & Touche LLP as its outside auditor.

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




Date  08/9/97