Form 10-Q
period 1997-09-30
KINNARD INVESTMENTS INC
filed 1997-11-13
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




 For the quarter ended September 30, 1997      Commission File No.     0-9377
                       -------------------                           ---------



                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

             Minnesota                                   41-0972952
    (State of incorporation)             (I.R.S. Employer identification number)


    920 Second Avenue South, Minneapolis, Minnesota  55402       (612) 370-2700
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                   Telephone number



Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ____


Shares of $0.02 par value common stock outstanding at November 11, 1997:
                           6,612,740

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS


PART I                                                                  Page

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated statements of financial condition...................3

         Consolidated statements of operations............................4

         Consolidated statements of shareholders' equity..................5

         Consolidated statements of cash flows............................6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................9

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK................................................11

PART II

         OTHER INFORMATION...............................................12

                                     PART I
                    ITEM 1 -CONSOLIDATED FINANCIAL STATEMENTS
                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                        (In thousands, except share data)

================================================================================= ==================== ====================
                                                                                     September 30,           December 31,
                                                                                         1997                  1996
--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      (Unaudited)
ASSETS
   Cash and cash equivalents                                                              $4,605               $12,518
   Funds held in escrow                                                                    1,572                 1,513
   Receivable from clearing firm and other broker-dealers                                    287                   968
   Miscellaneous receivables                                                               2,705                 2,140
   Trading securities, at market                                                           8,776                 7,658
   Office equipment at cost, less accumulated depreciation
         of  $3,562 and  $3,327, respectively                                              1,381                   980
   Investment securities, at fair value                                                   25,561                20,940
   Income tax receivable                                                                     249                     0
   Other assets                                                                              285                   424
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                             $45,421               $47,141
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                         $981                  $842
   Employee compensation and related taxes payable                                         3,242                 3,900
   Other accounts payable and accrued expenses                                             2,949                 3,011
   Income taxes payable                                                                        0                 3,228
   Deferred tax liability                                                                    560                   131
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          7,732                11,112
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                        0                     0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                    0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       outstanding 6,162 and 6,027 shares, respectively                                      123                   120
   Additional paid-in capital                                                             13,187                12,710
   Retained earnings                                                                      24,379                23,199
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                37,689                36,029
--------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                               $45,421               $47,141
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

============================================== ================================== ==== ==================================
                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
---------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                      1997              1996                  1997              1996
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                                  (Unaudited)                           (Unaudited)
Revenues:
    Commission income                                  $3,669           $9,457               $10,607           $30,484
    Principal transactions                              6,891            7,948                20,035            28,884
    Investment account income                           1,100            1,087                 1,294             5,128
    Investment banking                                  1,678            1,181                 3,221             4,737
    Interest                                              597              804                 1,737             2,062
    Other                                                 661            1,195                 1,772             3,470
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                         14,596           21,672                38,666            74,765
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                           9,157           10,182                25,447            35,826
    Bank commissions                                        0            4,298                     0            13,063
    Floor brokerage and clearance                       1,153            1,174                 3,049             3,833
    Communications                                        194              314                   577               947
    Occupancy and equipment                             1,319            1,653                 3,800             4,733
    Other                                               1,446            2,151                 3,798             6,806
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                         13,269           19,772                36,671            65,208
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income before income taxes                              1,327            1,900                 1,995             9,557

Income tax expense                                        533              761                   815             3,829
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income                                               $794           $1,139                $1,180            $5,728
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Earnings per common share:
      Primary                                           $0.13            $0.19                 $0.19             $0.94
      Fully diluted                                     $0.12            $0.19                 $0.18             $0.93
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Weighted average number of common and
common equivalent shares outstanding:
      Primary                                           6,297            6,085                 6,244             6,101
      Fully diluted                                     6,459            6,140                 6,509             6,190
============================================== ================ ================= ==== ================= ================


See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                      (In thousands, except per share data)

================================================= =========================== ============= ============== =============
                                                                               Additional      Unearned
                                                     Common Stock Issued         Paid-in        Compen-       Retained
                                                     Shares       Amount         Capital        sation        Earnings
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1994                            5,881         $118        $12,861         ($26)          $8,122
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Forfeiture of restricted shares and adjustment
   to common stock dividend                              (1)                         (5)           6                2
Exercise of warrants                                    381            7            850
Issuance of shares under the employee
   stock option plan                                     11            0             22
Repurchase of stock                                     (15)           0            (48)
Amortization of unearned compensation                                                             20
Net income                                                                                                      3,376
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1995                            6,257          125         13,680            0           11,500
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Issuance of shares under the employee stock
   purchase plan                                         11            0             51
Issuance of shares under the employee
   stock option plan                                     88            2            311
Repurchase of stock                                    (329)          (7)        (1,332)
Net income                                                                                                     11,699
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, December 31, 1996                            6,027          120         12,710            0           23,199
------------------------------------------------- ------------- ------------- ------------- -------------- -------------

Issuance of shares under the employee
   stock option plan                                     63            1            208
Issuance of new shares                                  325            6          1,699
Repurchase of stock                                    (253)          (4)        (1,430)
Net income                                                                                                      1,180
------------------------------------------------- ------------- ------------- ------------- -------------- -------------
Balance, September 30, 1997 (unaudited)               6,162         $123        $13,187           $0          $24,379
================================================= ============= ============= ============= ============== =============

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

============================================================================== ===========================================
                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                     1997                    1996
------------------------------------------------------------------------------ --------------------- ---------------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers, broker-dealers
       and clearing agencies                                                         $35,336                $61,922
    Cash paid to suppliers and employees                                             (37,490)               (60,596)
    Interest:
       Received                                                                        1,737                  2,062
       Paid                                                                                0                   (205)
    Income taxes paid                                                                 (3,700)                (4,191)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in operating activities                                                 (4,117)                (1,008)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                       14,128                 13,901
    Purchase of:
       Office equipment                                                                 (850)                  (833)
       Investment securities                                                         (17,495)                (7,014)
       Proceeds from earnings in escrow account                                          (59)                     0
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in)  investing activities                                  (4,276)                 6,054
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                           1,914                    129
    Repurchase of common stock                                                        (1,434)                (1,135)
    Net payments on notes payable and
        revolving credit agreements                                                        0                 (1,207)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) financing activities                                      480                 (2,213)
------------------------------------------------------------------------------ --------------------- ---------------------

Increase (decrease) in cash and cash equivalents                                      (7,913)                 2,833

Cash and cash equivalents at beginning of period                                      12,518                  5,766
------------------------------------------------------------------------------ --------------------- ---------------------

Cash and cash equivalents at end of period                                            $4,605                 $8,599
============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

=============================================================================== ===========================================
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        1997                  1996
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                               (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net income                                                                         $1,180                $5,728
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                                 449                   623
            Net unrealized (gain) loss on investment securities                        (1,158)                   83
            Net realized gain on sale of investment securities                           (136)               (5,211)
            Deferred income taxes                                                         429                   (71)
            (Increase) decrease in:
               Receivable from clearing firm and other brokers-dealers                    681                (1,489)
               Receivable from customers                                                    0                (6,706)
               Miscellaneous receivables                                                 (525)              ( 1,086)
               Trading securities, at market                                           (1,118)                2,199
               Income tax receivable                                                     (249)                    0
               Other assets                                                               139                   (77)
            Increase (decrease) in:
               Due to clearing firm and other broker-dealers                                0                   471
               Payable to customers                                                         0                   596
               Securities sold but not yet purchased, at market                           139                  (253)
               Employee compensation and related taxes payable                           (658)                3,220
               Other accounts payable and accrued expenses                                (62)                1,256
               Income taxes payable                                                    (3,228)                 (291)

------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                 ($4,117)              ($1,008)
=============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

              The consolidated statement of financial condition as of September 30, 1997 and other financial information for the nine months ended September 30, 1997 and 1996, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


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

              At September 30, 1997 JGK had net capital of $6.7  million,  a net
              capital   requirement   of  $613,000  and  a  ratio  of  aggregate
              indebtedness to net capital of .95 to 1.


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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1996.

Results of Operations

Net income for the current quarter was $794,000, or 13 cents per share, on revenues of $14.6 million. This result compares to net income of $1.1 million, or 19 cents per share, on revenues of $21.7 million for the same quarter a year ago. Included in the prior year are results of PRIMEVEST Financial Services, Inc., which was sold by the Company in October 1996. If the results of PRIMEVEST were excluded, net income for the third quarter of 1996 would have been $836,000, or 14 cents per share, on revenues of $13.6 million.

For the nine months ended September 30, 1997 net income was $1.2 million, or 19 cents per share on revenues of $38.7 million. This compares to net income of $5.7 million, or 94 cents per share on revenues of $74.8 million in 1996. Excluding PRIMEVEST, prior year revenues, net income and earnings per share would have been $50.0 million, $4.4 million and 72 cents, respectively. All subsequent 1996 comparisons below exclude the results of PRIMEVEST.

Commission income increased by 21% for the current quarter, and 1% for the comparable nine month period. Sales of mutual fund products and over-the-counter equity securities accounted for the majority of the increase.

In the third quarter, revenue from principal transactions decreased by 6%. Equity trading results declined from the prior year as the Company experienced volatility in the stocks in which it makes a market in. Partially offsetting this decline was an increase in fixed income trading revenues, which benefited from a large number of fixed income originations and a generally favorable interest rate environment. The yield on the 30-year treasury bond declined to 6.4% on September 30, 1997, from 6.8% on June 30, 1997. For the nine month period, principal income declined by 26%.

Income from the change in valuation of securities held in the Company's investment account was down 1% for the quarter and 74% for the nine month period. In the first half of 1996, the Company realized exceptionally large gains on certain positions held in its portfolio. The investment account has historically been a volatile source of income.

Income from investment banking increased by 43% during the quarter as the Company raised $84 million in new capital for businesses and municipalities through its Corporate Finance and Fixed Income Origination departments. Revenues decreased by 31% for the nine month period due to completing an additional public offering in 1996.

Interest income increased by 38% for the quarter primarily as a result of income earned on proceeds generated by the sale of PRIMEVEST. Other income increased by 40% for the three month period due to an increase in fee based income.

Employee compensation expenses increased by 10% in the third quarter. Variable compensation increased in line with the corresponding revenues, while salary expense increased with the addition of key personnel and annual adjustments. Compensation for the nine month period decreased by 16% due to lower revenue levels.

Bank commissions, relating solely to the operations of PRIMEVEST, were zero in the current period. Communications expense declined in both the three and nine month periods, by 13% and 11%, respectively, as a result of continued cost reduction efforts. Occupancy expense increased by 9% and 10% for the three and nine month periods, respectively, due to an increase in real estate taxes and the opening of a new branch office in Wayzata, Minnesota. Other expenses were unchanged for the quarter, and decreased 23% for the nine month period due to the resolution of certain litigation matters.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Effect of Recent Accounting Standards

In June 1996 the Financial Accounting Standards Board (FASB) issued Statement No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Subsequently, the FASB issued Statement No. 127 (SFAS 127), which deferred the effective date of certain provisions of SFAS 125 until 1998. The Company intends to adopt the applicable provisions of SFAS 125 when required in 1998, and does not expect the adoption to have a material effect on its consolidated financial statements.

In February 1997 the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share." The Company intends to adopt SFAS 128 when required in the fourth quarter of 1997, and does not expect the adoption to have a material effect on reported earnings per share amounts.


Liquidity and Capital Resources

Operating Activities
A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portion of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading inventory and investment securities, which totaled $1.9 million at September 30, 1997, are stated at fair value, which is determined by management's estimate.

Between December 31, 1996 and September 30, 1997, trading securities increased $1.1 million and securities sold but not yet purchased increased by $139,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

Based on the Company's current liquidity position, available bank lines and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.


Investing Activities
The majority of the Company's investment account has been invested in short to medium-term investment grade marketable fixed income securities. In addition, the Company holds both publicly traded and privately placed equity securities. Investing activity results primarily from the maturity and repurchase of fixed income securities, while the volatility in income earned on the portfolio typically results from changes in valuation of the equity securities.


Financing Activities
JGK maintains a credit facility in order to meet short-term operating needs. At December 31, 1996 and September 30, 1997 there were no outstanding balances under this facility.

During the first nine months of 1997, the Company repurchased 253,000 shares of its common stock at a total cost of $1.4 million. The Board of Directors has authorized the repurchase of up to 1.1 million shares of the Company's common stock, of which a total of 840,000 shares have been repurchased as of September 30, 1997.


Cautionary Statements
The Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Cautionary Statements (continued)

document or elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

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

          None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27    Financial Data Schedule (filed in electronic format only)

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1997 the Company filed the following reports

               (1) Forms 8-K, 8-k/A (No.1) and 8-K/A (No.2) with a report date of June 30,1997 reporting under
                     Item 4 a change in the Company's certifying accountant.

               (2) Form 8-K with a report date of August 20, 1997 reporting under Item 4 a change in the Company's certifying accountant.

Signature

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


                                             KINNARD INVESTMENTS, INC.


                                             /s/  Daniel R. Sass
                                             Daniel R. Sass
                                             Treasurer (principal financial and
                                                        accounting officer)




Date   11/11/97

                                 EXHIBIT INDEX
                           KINNARD INVESTMENTS, INC.
                                   FORM 10-Q
                      For Quarter Ended September 30, 1997



Exhibit No.          Description

    27               Financial Data Schedule (filed in electronic format only)