Form 10-K405
period 1997-12-31
KINNARD INVESTMENTS INC
filed 1998-03-30
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997       Commission File No.   0-9377

                            KINNARD INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)

920 Second Avenue South, Minneapolis, Minnesota  55402          (612) 370-2700
(Address of principal executive offices)                        Telephone number


      Minnesota                                       41-0972952
(State of incorporation)             (I.R.S. Employer identification number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.02

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 20, 1998, was $26,771,519 (based on the closing price of the Registrant's Common Stock on such date).

    Shares of $0.02 par value Common Stock outstanding at March 20, 1998:
      5,963,227


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of  Registrant's  definitive  Proxy  Statement  to be filed for the
    Registrant's   1998  Annual  Meeting  of  Shareholders  is  incorporated  by reference into Part III.

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

John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. The focus of the Capital Markets group is on emerging growth companies with market capitalizations of up to $250 million. Through the Fixed Income Originations group, the Company raises capital for municipalities and other business entities. Other products and services include mutual funds, insurance products, investment management, IRA services, and fixed income securities. Nodak Bonds, Inc., a wholly-owned subsidiary of John G. Kinnard, acts as a fiscal agent in the state of North Dakota. John G. Kinnard is a member of the Chicago Stock Exchange, and is registered as an investment adviser under the Investment Advisers Act of 1940.

Sources of Revenue

The following table sets forth a breakdown of the amount and percentage of revenues from each principal source for the three most recent fiscal years:




                                                 (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                     1997                       1996                      1995
                                               Amount    Percentage      Amount    Percentage      Amount    Percentage
------------------------------------------------------------------------------------------------------------------------
Commissions
   Mutual funds                                 $4,151        8.3%       $14,090       14.1%        $9,426       12.5%
   Over-the-counter securities                   2,920        5.9          8,013        8.0          6,493        8.6
   Listed securities                             5,648       11.3          6,238        6.3          5,477        7.3
   Insurance                                     1,498        3.0          6,119        6.1          3,975        5.3
   Other                                           528        1.1          1,536        1.5          1,439        1.9
                                             ----------------------    -----------------------   -----------------------
                                                14,745       29.6         35,996       36.0         26,810       35.6
                                             ----------------------    -----------------------   -----------------------

Principal transactions
   Equity securities                            18,837       37.8         30,514       30.5         25,993       34.5
   Fixed income securities                       7,092       14.2          5,393        5.4          5,794        7.7
                                             ----------------------    -----------------------   -----------------------
                                                25,929       52.0         35,907       35.9         31,787       42.2
                                             ----------------------    -----------------------   -----------------------

Net gains (losses) on investment account
    Realized                                       233        0.5          5,407        5.4          4,017        5.3
    Unrealized                                     222        0.4           (434)      (0.4)         2,546        3.4
                                             ----------------------    -----------------------   -----------------------
                                                   455        0.9          4,973        5.0          6,563        8.7
                                             ----------------------    -----------------------   -----------------------

Investment banking                               3,977        8.0          4,985        5.0          5,303        7.0
Interest income                                  2,276        4.6          2,732        2.7          1,926        2.6
Other income                                     2,464        4.9          4,330        4.3          2,944        3.9
Sale of subsidiary                                   0        0.0         11,054       11.1              0        0.0
                                             ----------------------    -----------------------   -----------------------
Total revenues                                 $49,846      100.0%       $99,977      100.0%       $75,333      100.0%
========================================================================================================================


Commissions

Commission revenues are generated through securities transactions for individual and institutional investors where the Company acts as an agent. Commissions are received on exchange transactions, mutual funds, insurance products, options and over-the-counter securities in which the Company does not make a market.


Principal Transactions

The Company actively engages in trading as a principal in over-the-counter equity and fixed income securities. When transactions are executed on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the income as principal transactions revenues. The Company buys, sells and maintains inventory of a security in order to "make a market" in that security, which tends to expose the Company to more risk than agency transactions. Revenues from principal transactions, including trading profits or losses, depend upon the general trend of prices, the level of activity in the security markets, the skills of employees engaged in market making and the size of inventories. The Company makes a dealer market in approximately 300 equity securities.


Investment Banking

The Corporate Finance department manages, co-manages and participates in the underwriting of corporate equity securities. In addition, John G. Kinnard provides merger and acquisition, valuation and advisory services. The Company specializes in providing financing to emerging growth companies with market capitalizations up to $250 million. During 1997, John G. Kinnard completed a major initial public offering, executed its largest ever mergers & acquisitions advisory assignment, and completed five private placements.

Through the Syndicate department, the Company coordinates the distribution of public and private underwritings and accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms. In 1997, John G. Kinnard participated in 38 offerings.

John G. Kinnard also negotiates, underwrites and participates in taxable and tax-exempt offerings through its Fixed Income Originations group. In 1997, this group raised a record $135 million by completing 62 financings, including 54 that were managed by the Company.


Investment Account

The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities are frequently held as a result of past investment banking activities performed by the Company. In addition, the Company may utilize outside advisors to manage a portion of the investment portfolio.

As part of the compensation for underwriting securities, John G. Kinnard typically receives warrants to purchase shares of its clients' common stock. These warrants are initially carried at cost, but if the value of the underlying shares appreciates, the warrants are valued by management at their estimated fair value. Warrants and other securities held in the investment account are frequently not immediately transferable and are subject to holding period requirements.

The value of certain securities held in the investment account can fluctuate significantly, with the resulting valuation changes being reported as net gains or losses on the investment account. These fluctuations in value can have a material impact on reported earnings.


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

Research Department

John G. Kinnard's Research Department develops investment recommendations and market information on a wide range of growth companies, with an emphasis on the technology, health care and medical device industries. The department develops proprietary research on approximately 70 companies, which includes analysis of financial statements, assessment of management, evaluation of products and services and projections of estimated future financial results. The Company's research efforts are supplemented by research services purchased from outside consultants.

Operations

BT Alex. Brown is John G. Kinnard's clearing agent on a fully disclosed basis. Under terms of their agreement, BT Alex. Brown carries and clears all of John G. Kinnard's customer securities accounts and performs the following services: (i) preparation and mailing of monthly statements; (ii) settlement of contracts and transactions in securities between John G. Kinnard and other broker-dealers and between John G. Kinnard and its customers; (iii) custody and safekeeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (iv) execution of customer orders which were placed on various exchanges. John G. Kinnard guarantees to BT Alex. Brown the performance of every customer transaction introduced by John G. Kinnard.

In March 1998, the Company signed a letter of intent to transfer its clearing services to Montgomery Clearing Services, a wholly owned subsidiary of NationsBanc Montgomery Securities. Benefits expected from the change are upgrades to the Company's technology platform, synergies in the investment banking area and various cost efficiencies. Although a contract has not yet been negotiated, the Company believes that a new clearing arrangement will be established on terms acceptable to John G. Kinnard.

Customer transactions are recorded on a settlement date basis, which is generally three business days after the trade date. The Company is exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The customers' security activities are transacted on either a cash or margin basis. The Company seeks to control the risks associated with customer margin activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Required margin levels are monitored daily and, pursuant to guidelines, customers may be required to deposit additional collateral, or reduce margined positions, when necessary.

Regulation

John G. Kinnard is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer under the Securities Exchange Act of 1934, and also as an investment adviser under the Investment Advisers Act of 1940. John G. Kinnard is registered as a broker-dealer under the securities laws in 49 states, and is a member of the National Association of Securities Dealers, Inc. and Chicago Stock Exchange. Every aspect of the Company's business is subject to comprehensive regulation and inspection by governmental and self-regulatory authorities, all of which have the power of curtailment, suspension, revocation or expulsion in the event of violations of their respective statutes or rules.

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

While the Company believes that it is competitively well positioned, it is impossible to predict the effect of competing firms or lower costs which may be offered by certain discount brokers. In addition, there is substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

Employees

At December 31, 1997, the Company had 338 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits, including medical, life and disability, deferred savings and retirement plans, to be competitive with those offered by other securities firms.

Cautionary Statements

The Company wishes to caution investors that the following factors, among others, could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

1. Industry Factors. The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from underwriting or ownership of securities, customer or issuer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. A substantial part of John G. Kinnard's business involves securities of emerging growth companies, a segment of the securities industry which may be subject to greater risks and volatility than the industry as a whole. There is also a substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

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

4. Investment Account. The Company maintains an investment account for excess capital not currently required within the operating business units. Investments include stocks, warrants and other securities or investments that are restricted and non-marketable for varying periods of time. These securities are recorded at their estimated fair value at the end of each accounting period, with the resulting changes in value reported as net gains or losses on investment account. Valuation of the investment account is volatile, and changes may have a material effect on the Company's earnings.

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


ITEM 2. PROPERTIES

The Registrant's main office is located in the Kinnard Financial Center, 920 Second Avenue South, Minneapolis, Minnesota and is leased by John G. Kinnard. John G. Kinnard has 20 branch offices located in Minnesota, North Dakota, South Dakota, Wisconsin and Colorado, in addition to maintaining relationships with various independent representatives. See Note 9 of the Notes to Consolidated Financial Statements included herein for information concerning leases of the Company's branches and offices.


ITEM 3. LEGAL PROCEEDINGS

In May 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that Photran Corporation, its management, and John
G. Kinnard violated securities laws by issuing false and misleading statements related to financial results. John G. Kinnard managed the initial public offering of Photran in May 1996. John G. Kinnard believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

In June 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that John G. Kinnard and the issuer violated securities laws by issuing false and misleading statements relating to the initial public offering of Electroscope, Inc. that was managed by John G. Kinnard in May 1996. John G. Kinnard believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

John G. Kinnard is a defendant in various other actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the consolidated financial condition of the Company.


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

                                 Principal Occupation and Business
   Name                 Age      Experience During Past Five Years

William F. Farley       54       Chief Operating Officer of the Registrant, and
                                 President,  Chief Executive Officer and
                                 Chairman of John G. Kinnard  since April 1997.
                                 Private  investor  from April 1996 to April
                                 1997, and Vice Chairman of First Bank System from March 1990 to April 1996.

Gerald M. Gifford       53       Secretary of the Registrant since October 1979.
                                 Executive Vice President of John G. Kinnard since February 1990. Secretary of John G.
                                 Kinnard since December 1973 and Treasurer of the Registrant from February 1990 to February
                                 1993.  Treasurer of John G. Kinnard from
                                 February 1990 to February 1991.

Daniel R. Sass          40       Treasurer of the Registrant since December
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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Market Information

The Registrant's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "KINN". The following table sets forth the high and low sale prices for the Registrant's common stock, as reported by
Nasdaq:

                                                           High        Low
1997  First Quarter...................................    $6.000     $4.500
      Second Quarter..................................     6.250      5.000
      Third Quarter...................................     7.750      5.625
      Fourth Quarter..................................     8.250      5.688

1996  First Quarter....................................    $4.375     $3.125
      Second Quarter...................................     5.500      4.000
      Third Quarter....................................     6.750      4.250
      Fourth Quarter...................................     6.625      4.875


Number of Holders of Common Stock

As of March 20, 1998, there were 250 holders of record of the Registrant's common stock and the Company estimates approximately 1,100 beneficial holders.

Dividends

The Company does not currently pay a dividend. The payment of future dividends, if any, rests within the discretion of the Board of Directors, and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors.


ITEM 6. SELECTED FINANCIAL DATA



                      (In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year
                                                 -------------------------------------------------------------------------------
                                                      1997            1996            1995           1994            1993
                                                 -------------------------------------------------------------------------------
Financial Condition:
     Cash and cash equivalents                        $3,886         $14,031          $5,766         $2,750          $4,283
     Total assets                                     43,972          47,141          45,897         31,617          40,429
     Total liabilities                                 8,400          11,112          20,592         10,542          15,240
     Shareholders' equity                             35,572          36,029          25,305         21,075          25,189

Operating Results:
    Total revenues                                    49,846          99,977          75,333         55,667          71,646
    Total operating expenses                          49,310          80,311          69,647         61,174          65,672
    Income (loss) before income taxes                    536          19,666           5,686         (5,507)          5,974
    Net income (loss)                                    308          11,698           3,376         (3,210)          3,797

Per Share Data:
    Earnings (loss) - Basic                             0.05            1.93            0.54          (0.54)           0.67
    Earnings (loss) - Diluted                           0.05            1.92            0.54          (0.54)           0.64
    Dividends declared                                  0.00            0.00            0.00           0.10            0.15
    Book value                                          5.97            5.98            4.04           3.58            4.18

================================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth a summary of changes in the major categories of revenues and expenses from the prior year's results.


                                                  (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                 Excluding PFS and gain              As Reported
                                            1997 versus 1996              1997 versus 1996             1996 versus 1995
                                           Increase (decrease)           Increase (decrease)         Increase (decrease)
----------------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                  $942        7%          ($21,251)     (59%)           $9,186       34%
   Principal transactions                     (8,168)     (24)            (9,978)     (28)             4,120       13
   Net gains on investment account            (4,362)     (91)            (4,518)     (91)            (1,590)     (24)
   Investment banking                           (975)     (20)            (1,008)     (20)              (318)      (6)
   Interest                                      484       27               (456)     (17)               806       42
   Other                                         272       12             (1,866)     (43)             1,386       47
   Sale of subsidiary                              0        0            (11,054)    (100)            11,054      100
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                            (11,807)     (19)           (50,131)     (50)            24,644       33
----------------------------------------------------------------------------------------------------------------------------
Expenses:
   Compensation and benefits                  (3,734)     (10)           (10,165)     (23)             5,289       14
   Bank commissions                                0        0            (14,534)    (100)             4,759       49
   Floor brokerage and clearance                (245)      (6)              (734)     (15)               688       16
   Communications                                (97)     (11)              (472)     (37)                13        1
   Occupancy and equipment                       685       15               (740)     (12)               305        5
   Litigation settlements                     (2,865)    (100)            (2,865)    (100)                 9        0
   Other                                         704       16             (1,491)     (22)              (399)      (6)
----------------------------------------------------------------------------------------------------------------------------
   Total expenses                             (5,552)     (10)           (31,001)     (39)            10,664       15
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                    (6,255)     (92)           (19,130)     (97)            13,980      246

Income tax expense                            (2,530)     (92)            (7,740)     (97)             5,658      245
----------------------------------------------------------------------------------------------------------------------------
Net income                                   ($3,725)     (92%)         ($11,390)     (97%)           $8,322      247%
============================================================================================================================



Business Environment

The Company is engaged in securities brokerage, trading, investment banking, asset management and related financial services. These activities are highly competitive and sensitive to a variety of market factors, including trading volumes, interest rates, inflation and regional economies, which may result in fluctuating revenues. At the same time, a sizable portion of the Company's expenses are fixed, which could negatively impact profit margins if revenues decline.

The securities industry is increasingly reliant on new technologies to improve operating efficiencies and provide superior customer service. The Company is committed to upgrading its technology systems and operating platform in 1998, which it believes will position itself to remain competitive within the current environment.

Fiscal years ended December 31, 1997 and 1996

For the twelve months ended December 31, 1997, the Company earned $308,000, or 5 cents per diluted share, on revenues of $49.8 million. This compares to $11.7 million, or $1.92 per diluted share, on revenues of $100.0 million for the same period in 1996. Included in the prior year are results from former Kinnard subsidiary PRIMEVEST Financial Services, Inc. ("PRIMEVEST"), which was sold in October 1996. Excluding the results of PRIMEVEST and gain on sale, 1996 revenues, net income and diluted earnings per share would have been $61.7 million, $4.0 million and 66 cents, respectively.

The decline in revenue was primarily due to a weak market for securities held in the Company's investment account and volatility in small cap securities in which the Company makes a market. All subsequent comparisons to prior years below exclude the results of PRIMEVEST.

Commissions increased by $942,000 on the strength of record sales of mutual fund products, annuities and over-the-counter equity securities executed on an agency basis. Investors continued to invest new money into equity securities and products during 1997 as major market indices achieved new record highs.

Revenues from principal transactions decreased by $8.2 million as the Company experienced volatility in the stocks in which it makes a market. Revenues earned trading over-the-counter equity securities were also negatively impacted in 1997 by new order-handling regulations and smaller fractions used in share pricing. Partially offsetting the decline in equity principal transactions was a 34% increase in fixed income principal transactions revenues. A favorable interest rate environment combined with a record level of fixed income underwritings contributed to the increase.

Net gains on the investment account were $455,000 in 1997, down from $4.8 million in 1996. In the first half of 1996, the Company realized significant gains on certain securities held in the portfolio. The investment account has historically been a volatile source of income for the Company.

Revenues from investment banking declined by $975,000 from the prior year. Equity investment banking revenues declined as the Company transitioned to a new corporate finance team. Fixed income investment banking revenues rose with the placement of a record $135 million of capital raised during the year.

Interest income increased by 27% primarily as a result of earnings on the proceeds of the sale of PRIMEVEST. Other income increased by 12% due to an increase in fee based income.

Employee compensation expenses decreased by 10% from the prior year. Variable compensation, such as commissions paid to investment executives and incentive compensation, declined as a result of lower revenues and profitability. Salary expense increased modestly as the Company added key senior executives.

Bank commissions, which relate solely to the operation of PRIMEVEST, were zero in the current period. Floor brokerage and clearance declined by 6%, which was less than the decline in associated revenues due to an increase in execution costs relating to the Company's equity trading operation. Communications expense declined by 11% during 1997 as a result of decreased activity and cost reduction efforts. Occupancy expense increased by 15% due to an increase in real estate taxes at the Company's headquarters location and the opening of two retail branch offices.

Other  expenses  increased  by 16%  from  the  prior  year  due in part to costs
associated   with  recruiting  new  employees  and  the  resolution  of  certain litigation matters.

Fiscal years ended December 31, 1996 and 1995

The Company posted record revenues in 1996 approaching $100 million, an increase of 33% over the $75.3 million for 1995. The increase was attributable to strong results in the Capital Markets group and to a gain on the sale of PRIMEVEST. For the year ended December 31, 1996, diluted earnings per share were $1.92 compared to $0.54 per share for the prior year. Excluding the results of PRIMEVEST and gain on sale, 1996 revenues, net income and diluted earnings per share would have been $61.7 million, $4.0 million and 66 cents per share, respectively.

Commission income increased by 34% in 1996 compared to the same period in 1995, mainly due to significant increases in the sale of listed securities, mutual fund products and annuities. PRIMEVEST was responsible for more than 70% of the increase in commission income. The Company's growth in mutual funds benefited from the industry trend of record investments into funds during 1996.

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

Income resulting from the change in valuation of the investment account declined 24% from 1995. The lower income was due primarily to changes in value of equity securities held in the portfolio. This account has historically been a volatile source of income for the Company.

Investment banking income declined by 6% in 1996 compared to the previous year. During 1996, the Company completed two public offerings as compared to four in 1995. In addition, a number of private placement financings were completed in each period.

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

Quarterly Results

Selected unaudited data reflecting the Company's results of operations for each of the last eight quarters are shown in the following table. The information for each of these quarters includes all normal and recurring adjustments and accruals which the Company considers necessary for a fair presentation. These operating results, however, are not necessarily indicative of results for any future period.


                                           (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
Three months ended                                 March 31            June 30          September 30        December 31
----------------------------------------------------------------------------------------------------------------------------
1997
Revenues                                              $11,173             $12,898            $14,596            $11,179
Net income (loss)                                        (315)                701                794               (872)
Basic earnings (loss) per share                         (0.05)               0.11               0.13              (0.14)
Diluted earnings (loss) per share                       (0.05)               0.11               0.13              (0.14)

1996
Revenues                                              $22,161             $30,932            $21,672            $25,212
Net income                                              1,329               3,260              1,139              5,970
Basic earnings per share                                 0.22                0.54               0.19               0.99
Diluted earnings per share                               0.22                0.54               0.19               0.97
============================================================================================================================


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The portion of the Company's security investments and inventory that are readily marketable are stated at quoted market values. The less liquid portion of inventories and investments, which totaled $1.3 million at December 31, 1997, are stated at fair value, which is determined by management's best estimate.

During 1997, the Company increased its long positions of trading securities by $3.1 million. Inventories are generally maintained to facilitate customer transactions rather than for market speculation. For the same period, investment securities increased $1.8 million. Based on the Company's current liquidity position, available bank lines, and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

As a securities broker-dealer, John G. Kinnard is required by SEC regulations to meet certain liquidity and capital standards. It has been in compliance with these regulations at all times.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations are being received from the Company's primary processing vendors that plans are being developed to address issues relating to the year 2000. Management does not expect the effort to have a material effect on the Company's consolidated financial statements. However, failure to repair the problem could have an adverse impact on the Company.

Financing Activities

John G. Kinnard maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in aggregate. One facility limits the borrowing to 90 days and is secured by firm marketable securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1997 and 1996.

In 1997 and 1996 the Company received proceeds of $231,000 and $364,000, respectively, from the issuance of its common stock to participants in the Employee Stock Purchase Plan and the exercise of options.

During the years 1997, 1996 and 1995 the Company repurchased 465,000, 330,000 and 15,000 shares of its common stock at a total cost of $2.7 million, $1.3 million and $48,000, respectively. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock. As of December 31, 1997, a total of 1,053,000 shares have been repurchased at a cost of $4.9 million.

In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Schedule" following Part IV,
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in the Company's outside auditors was previously reported in the Company's Form 8-K dated July 7, 1997.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


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

Reports on Form 8-K
     None.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




                                                                          Page

         INDEPENDENT AUDITORS' REPORTS .................................... 15

         CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated statements of financial condition ................... 17
         Consolidated statements of operations ............................ 18
         Consolidated statements of shareholders' equity .................. 19
         Consolidated statements of cash flows ............................ 20
         Notes to consolidated financial statements ....................... 22

                          INDEPENDENT AUDITORS' REPORT







         The Board of Directors and Shareholders
         Kinnard Investments, Inc.:


         We have audited the accompanying consolidated statement of financial condition of Kinnard Investments, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Kinnard Investments, Inc. and subsidiaries as of and for the years ended December 31, 1996 and 1995 were audited by other auditors whose report thereon dated
         January 30, 1997, expressed an unqualified opinion on those consolidated financial statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinnard Investments, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


             /s/   KPMG Peat Marwick LLP

         January 28, 1998

                          INDEPENDENT AUDITORS' REPORT




         To the Board of Directors and Shareholders
         Kinnard Investments, Inc. and Subsidiaries
         Minneapolis, Minnesota


         We have audited the accompanying consolidated statement of financial condition of Kinnard Investments, Inc. and Subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


             /s/   Deloitte & Touche LLP

         Minneapolis, Minnesota
         January 30, 1997

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                      (In thousands except per share data)



--------------------------------------------------------------------------------- -------------------- --------------------
 At December 31,                                                                         1997                 1996
--------------------------------------------------------------------------------- -------------------- --------------------
ASSETS
   Cash and cash equivalents                                                               $3,886             $ 12,518
   Funds held in escrow                                                                     1,593                1,513
   Receivable from clearing firm                                                                0                  968
   Miscellaneous receivables                                                                3,311                2,140
   Trading securities, at market                                                           10,730                7,658
   Office equipment at cost, less accumulated depreciation
         of $2,876 and $3,327, respectively                                                 1,267                  980
   Investment securities, at fair value                                                    22,705               20,940
   Other assets                                                                               480                  424
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                              $43,972              $47,141
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Due to clearing firm                                                                    $1,069                   $0
   Securities sold but not yet purchased, at market                                           915                  842
   Accrued compensation                                                                     3,594                3,900
   Other accounts payable and accrued expenses                                              2,584                3,011
   Income taxes payable                                                                        18                3,228
   Deferred income taxes payable                                                              220                  131
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                           8,400               11,112
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' Equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                     0                    0
   Common stock, $.02 par value; authorized 7,500 shares; issued
        and outstanding 5,955 and 6,027 shares, respectively                                  119                  120
   Additional paid-in capital                                                              11,946               12,710
   Retained earnings                                                                       23,507               23,199
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                 35,572               36,029
--------------------------------------------------------------------------------- -------------------- --------------------

--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities and shareholders' equity                                                $43,972              $47,141
================================================================================= ==================== ====================


See Accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1997                   1996                   1995
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Commissions                                                  $14,745                $35,996                $26,810
    Principal transactions                                        25,929                 35,907                 31,787
    Net gains on investment account                                  455                  4,973                  6,563
    Investment banking                                             3,977                  4,985                  5,303
    Interest                                                       2,276                  2,732                  1,926
    Other                                                          2,464                  4,330                  2,944
    Sale of subsidiary                                                 0                 11,054                      0
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    49,846                 99,977                 75,333
--------------------------------------------------------------------------------------------------------------------------

Expenses:
    Compensation and benefits                                     33,872                 44,037                 38,748
    Bank commissions                                                   0                 14,534                  9,775
    Floor brokerage and clearance                                  4,171                  4,905                  4,217
    Communications                                                   787                  1,259                  1,246
    Occupancy and equipment                                        5,333                  6,073                  5,768
    Litigation settlements                                             0                  2,865                  2,856
    Other                                                          5,147                  6,638                  7,037
--------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    49,310                 80,311                 69,647
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                           536                 19,666                  5,686

Income tax expense                                                   228                  7,968                  2,310
--------------------------------------------------------------------------------------------------------------------------

Net income                                                          $308                $11,698                 $3,376
==========================================================================================================================

Earnings per common share:
    Basic                                                          $0.05                  $1.93                  $0.54
    Diluted                                                        $0.05                  $1.92                  $0.54
==========================================================================================================================

See Accompanying Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                      (In thousands)

============================================ ========================= ============= ============ ============ ==============
                                                                        Additional    Unearned                     Total
                                                   Common Stock          Paid-in       Compen-     Retained    Shareholders
                                               Shares       Amount       Capital        sation      Earnings       Equity
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------
Balance, December 31, 1994                       5,881         $118       $12,861          ($26)      $8,122      $21,075
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------

Forfeiture of restricted shares and adjust-
    ment to common stock dividend                   (1)                        (5)            6            2            3
Exercise of warrants                               381            7           850                                     857
Issuance of shares under employee
  stock option plan                                 11            0            22                                      22
Repurchase of stock                                (15)           0           (48)                                    (48)
Amortization of unearned compensation                                                        20                        20
Net income                                                                                             3,376        3,376
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------
Balance, December 31, 1995                       6,257          125        13,680             0       11,500       25,305
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------

Issuance of shares under employee
    stock purchase plan                             11            0            51                                      51
Issuance of shares under employee
    stock option plan                               88            2           311                                     313
Repurchase of stock                               (329)          (7)       (1,332)                                 (1,339)
Net income                                                                                            11,699       11,699
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------
Balance, December 31, 1996                       6,027          120        12,710             0       23,199       36,029
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------

Issuance of shares under employee
    stock option plan                               68            1           230                                     231
Issuance of new shares                             325            7         1,700                                   1,707
Repurchase of stock                               (465)          (9)       (2,694)                                 (2,703)
Net income                                                                                               308          308
-------------------------------------------- ------------ ------------ ------------- ------------ ------------ --------------
Balance, December 31, 1997                       5,955         $119       $11,946            $0      $23,507      $35,572
=============================================================================================================================



See Accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

=================================================================== =========================================================
                                                                                  For Years Ended December 31,
                                                                          1997               1996                1995
------------------------------------------------------------------- ------------------ ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                         $45,103            $80,657            $59,505
    Cash paid to suppliers and employees                                   (49,473)           (77,992)           (67,481)
    Interest:
       Received                                                              2,276              2,732              1,926
       Paid                                                                      0               (214)               (87)
    Income taxes (paid) refunded                                            (3,349)            (5,638)               722
------------------------------------------------------------------- ------------------ ------------------ -------------------
    Net cash used in operating activities                                   (5,443)              (455)            (5,415)
------------------------------------------------------------------- ------------------ ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of:
       Office equipment                                                          5                426                  0
       Investment securities                                                16,511             14,157             35,565
    Purchases of:
       Office equipment                                                     (1,074)            (1,063)              (488)
       Investment securities                                               (17,866)           (18,295)           (33,637)
    Proceeds from sale of subsidiary, net of subsidiary's cash                   0             13,574                  0
------------------------------------------------------------------- ------------------ ------------------ -------------------
    Net cash provided by (used in) investing activities                     (2,424)             8,799              1,440
------------------------------------------------------------------- ------------------ ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                 1,938                364                879
    Repurchase of common stock                                              (2,703)            (1,339)               (48)
    Net borrowings (payments) on notes payable                                   0               (617)             6,307
    Dividends paid                                                               0                  0               (147)
------------------------------------------------------------------- ------------------ ------------------ -------------------
    Net cash provided by (used in) financing activities                       (765)            (1,592)             6,991
------------------------------------------------------------------- ------------------ ------------------ -------------------

Increase (decrease) in cash and cash equivalents                            (8,632)             6,752              3,016

Cash and cash equivalents at beginning of year                              12,518              5,766              2,750

------------------------------------------------------------------- ------------------ ------------------ -------------------
Cash and cash equivalents at end of year                                    $3,886            $12,518             $5,766
=================================================================== ================== ================== ===================


See Accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      (In thousands)

------------------------------------------------------------------------ ---------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                               1997                1996               1995
------------------------------------------------------------------------ ------------------ ------------------- ------------------
RECONCILIATION OF NET INCOME TO NET
CASH USED IN OPERATING ACTIVITIES:
    Net income                                                                     $308            $11,698              $3,376
    Adjustments to reconcile net income to net
        cash used in operating activities:
            Depreciation and amortization                                           766                778                 958
            Unearned compensation                                                     0                  0                  20
            Net unrealized loss (gain) on investment securities                    (222)               434              (2,546)
            Net realized gain on sale of investment securities                     (233)            (5,407)             (4,017)
            Realized loss (gain) on sale of office equipment                         21                (27)                 24
            Gain on sale of subsidiary                                                0            (11,054)                  0
            Deferred income taxes                                                    89               (422)              1,499
            (Increase) decrease in:
                Receivable from clearing firm                                       968              1,234              (2,706)
                Receivable from customers                                            (2)            (4,226)             (6,410)
                Miscellaneous receivables                                        (1,209)            (1,177)                  0
                Trading securities, at market                                    (3,072)             2,375                (274)
                Income tax receivable                                                 0                  0               1,187
                Other assets                                                        (56)              (256)                133
            Increase (decrease) in:
                Due to clearing firm                                              1,069               (236)             (1,540)
                Payable to customers                                                  0                817               1,032
                Securities sold but not yet purchased, at market                     73               (733)                994
                Accrued compensation                                               (306)             1,943               1,284
                Other accounts payable and accrued expenses                        (427)             1,053               1,225
                Income taxes payable                                             (3,210)             2,751                 346
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           ($5,443)             ($455)            ($5,415)
======================================================================== ================== =================== ==================


See Accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.        Nature of Business and Significant Accounting Policies

               Nature of business

               Kinnard  Investments,  Inc.  (the  "Registrant"  or  "KII")  is a
               holding company that has been providing financial products and services for over 50 years. The primary subsidiary, John G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK""), is a regional broker-dealer headquartered in Minneapolis, Minnesota. The Registrant and John G. Kinnard are hereinafter collectively referred to as the "Company".

               John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. Its principal business is trading, underwriting, research and sale of securities of emerging growth companies with market capitalizations up to $250 million. The Company also negotiates, underwrites and participates in fixed income debt offerings. Other products and services include mutual funds, insurance products, investment management, IRA services and fixed income securities.

               On October 31, 1996, Kinnard Investments completed the sale of its PRIMEVEST Financial Services, Inc. ("PRIMEVEST" or "PFS") subsidiary to ReliaStar Financial Corporation. See Note 12 to the Consolidated Financial Statements for additional information regarding the sale of PRIMEVEST. PRIMEVEST is a broker-dealer that provides investment products and services to financial institutions and their customers.

               Summary of significant accounting polices

               Principles of consolidation

               The consolidated financial statements include the accounts of Kinnard Investments, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

               Cash and cash equivalents

               The  Company   considers  all  highly  liquid  debt   instruments
               purchased with an original maturity of three months or less to be cash equivalents.

               Securities transactions

               Securities transactions and the related revenues and expenses are recorded on a settlement date basis, which is not materially different than if such transactions were recorded on trade date. Trading securities, securities sold but not yet purchased and investment securities that are readily marketable are stated at quoted market values. Trading and investment securities not readily marketable are carried at fair value as determined by management. Unrealized gains and losses are included in earnings.

               Miscellaneous Receivables

               Included in miscellaneous receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. Such loans are forgivable based on continued employment and are amortized over the term of the loan, which is generally three to five years, using the straight-line method.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1.        Nature of Business and Significant Accounting Policies
              (continued)

               Income Taxes

               The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

               Fair Value of Financial Instruments

               Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if any, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at December 31, 1997.

               Management estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Office equipment

               The cost of office equipment is depreciated using accelerated methods over the estimated useful lives of two to seven years.

               Reclassification

               Certain amounts reflected in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the presentation for 1997. These reclassifications had no impact on net income or shareholders' equity as previously reported.

               Employee stock compensation

               The Company has elected to continue following the guidance of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for
               Stock-Based Compensation", in 1996. See Note 9 to the Consolidated Financial Statements for additional information.

               Earnings per common and common equivalent share

               The company adopted SFAS No. 128, "Earnings per Share", during the fourth quarter of 1997 and has restated prior year amounts. SFAS No. 128 requires the reporting of basic and diluted earnings per share amounts. Basic earnings per share are based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share take into account the dilutive effect, if any, of stock options and other potential dilutive common shares outstanding during the period.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1.        Nature of Business and Significant Accounting Policies
              (continued)

               The following reconciliation illustrates the computation of basic and diluted earnings per share as prescribed under SFAS 128:

                      (In thousands, except per share data)
                ---------------------------------------------------------- -----------------------------------------
                                                                                   Years Ended December 31,
                                                                                 1997         1996           1995
                ---------------------------------------------------------- ------------- ------------- -------------
                Net income                                                       $308        $11,698        $3,376
                ========================================================== ============= ============= =============

                Weighted average number of common shares
                      outstanding                                               6,149          6,046         6,201
                Dilutive effect of stock options and warrants                      82             62            29
                ---------------------------------------------------------- ------------- ------------- -------------
                Weighted average number of common and potential
                      dilutive common shares outstanding:                       6,231          6,108         6,230
                ========================================================== ============= ============= =============
                Basic earnings per share                                        $0.05          $1.93         $0.54
                Diluted earnings per share                                       0.05           1.92          0.54
                ---------------------------------------------------------- ------------- ------------- -------------

                Non-dilutive  options as of December 31, 1997,  1996 and 1995  totaled  477,000,  54,000 and 215,000, respectively.



Note 2 .       Other Accounts Payable and Accrued Expenses

               Included  in other  accounts  payable and  accrued  expenses  are
               vendor  accounts  payable,   accrual  for  contingencies,   sales
               incentive program accruals and miscellaneous payables.

Note 3.        Securities

               Trading securities are summarized as follows:


                                 (In thousands)
              ------------------------------------------------------------------------------------------------------
              December 31,                                                             1997                1996
              ------------------------------------------------------------------------------------------------------
              Trading securities:
                  Corporate stocks                                                     $2,752              $3,068
                  U.S. government and municipal bonds                                   3,982               1,656
                  Corporate debt securities                                             3,996               2,934
              ------------------------------------------------------------------------------------------------------
                                                                                      $10,730              $7,658
              ------------------------------------------------------------------------------------------------------
              Securities sold but not yet purchased:
                  Corporate stocks                                                       $870                $841
                  Corporate debt securities                                                45                   1
              ------------------------------------------------------------------------------------------------------
                                                                                         $915                $842
              ------------------------------------------------------------------------------------------------------


              The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities are frequently held as a result of past investment banking activities performed by the Company. In addition, the Company may utilize outside advisors to manage a portion of the investment portfolio.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4.        Notes Payable

               Lines of credit

               JGK maintains two discretionary credit facilities providing for conditional short-term borrowings of up to $10 million in the aggregate. One facility limits the borrowing to 90 days and is secured by firm trading securities. The other facility is to finance corporate bond private placement activity and is secured on a non-recourse basis by the securities being financed. Borrowings under the facility must be originated with a term of at least 13 months, but may be prepaid. Advances under the facilities are at the banks' sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to these lines of credit. Both lines had no outstanding borrowings at December 31, 1997 and 1996.


Note 5.        Employee Benefit Plans

               Employee Stock Ownership Plan and Trust

               Employees  are  eligible to  participate  in the  Employee  Stock
               Ownership Plan and Trust (ESOP) upon completing one year of service. Contributions to the ESOP are made at the discretion of the Company and can be made in cash or other property, as the Trustees of the ESOP consider appropriate. These contributions are used primarily to purchase stock of the Company. A participant is generally fully vested after five years of service. During the years ended December 31, 1997, 1996 and 1995, the Company contributed $0, $1.3 million and $560,000, respectively, to the ESOP.

               Pension and Profit Sharing Plans

               The Company has defined contribution pension and profit sharing plans covering substantially all employees who have completed at least one full year of continuous service. The Company contributes to the pension plan, on behalf of each eligible employee, an amount equal to 5 percent of their annual qualified compensation. This contribution is reflected as an operating expense and amounted to $1.0 million, $1.2 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

               There were no contributions to the profit sharing plan for the years ended December 31, 1997, 1996 and 1995. The Company does not intend to make any further contributions to the profit sharing plan so long as the ESOP is in effect.


Note 6.        Income Taxes

               Income tax expense (benefit) is as follows:


                                 (In thousands)
              ----------------------------------------------------------------------------------------------------
              December 31,                                              1997             1996              1995
              ----------------------------------------------------------------------------------------------------
              Current:
                   Federal                                                $97           $6,551            $1,150
                   State                                                   42            1,839                 0
              Deferred                                                     89             (422)            1,160
              ----------------------------------------------------------------------------------------------------
                                                                         $228           $7,968            $2,310
              ====================================================================================================


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 6.        Income Taxes (continued)

               The provision for income taxes for the years ended December 31, 1997, 1996 and 1995, differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:


                                                       (In thousands)
              ----------------------------------------------------------------------------------------------------
              Years ended December 31,                                  1997            1996             1995
              ----------------------------------------------------------------------------------------------------
              Ordinary federal income tax expense                         $182           $6,883          $1,990
              State  income  taxes,  net  of  federal  tax                  42            1,079             301
              benefit
              Other, net                                                     4                6              19
              ----------------------------------------------------------------------------------------------------
                                                                          $228           $7,968          $2,310
              ====================================================================================================

               The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:



                                                       (In thousands)
                ---------------------------------------------------------------- ---------------- -----------------
                December 31,                                                              1997             1996
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax asset:
                     Accruals not currently deductible                                    $498             $501
                     Receivable                                                            172              162
                     Other                                                                 118               91
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                           788              754
                ---------------------------------------------------------------- ---------------- -----------------
                Deferred tax liability:
                     Unrealized appreciation of investment
                         securities                                                       (916)            (798)
                     Other                                                                 (92)             (87)
                ---------------------------------------------------------------- ---------------- -----------------
                                                                                        (1,008)            (885)
                ---------------------------------------------------------------- ---------------- -----------------

                Net deferred tax liability                                               ($220)           ($131)
                ===================================================================================================


Note 7.        Net Capital Requirements and Dividend Restrictions

               The Company is subject to the Securities and Exchange  Commission
               (SEC) Rule 15c3-1, Net Capital Requirements for Brokers and Dealers, which requires the Company to maintain minimum net capital of $617,000 as of December 31, 1997. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At December 31, 1997, the Company had net capital of $4.5 million, and a ratio of aggregate indebtedness to net capital of 1.4 to 1.

               The Company is exempt from the provisions of SEC Rule 15c3-3, Customer Protection: Reserves and Custody of Securities, as the Company's clearing firm is responsible for complying with these provisions. Accordingly, the Computation for Determination of Reserve Requirements and Information Relating to the Possession or Control Requirements is not required for the Company.

Note 8.        Equity

               The Company's 16.5 million shares of authorized undesignated stock may be designated by the Board of Directors as either preferred stock or common stock.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 8.        Equity (continued)

               During the years 1997, 1996 and 1995 the Company repurchased 465,000, 330,000 and 15,000 shares of its common stock at a total cost of $2.7 million, $1.3 million and $48,000, respectively. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock. As of December 31, 1997, a total of 1,053,000 shares have been repurchased at a cost of $4.9 million.

               In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

               The Company has an Employee Stock Purchase Plan ("ESPP") under which 1,050,000 shares are authorized for issuance. The ESPP allows employees to set aside up to 15% of earnings to purchase shares of the Company's common stock. Shares are issued semi-annually at a price equal to 85% of the lower of the market prices at the beginning or end of the applicable six-month period, but not less than book value at the end of the period. Reserved but unissued shares under the Plan were 702,839 at December 31, 1997.

Note 9.        Stock Option Plans

               Under the Company's 1990 and 1997 Stock Option Plans, a total of 620,000 and 1 million shares, respectively, have been reserved for options to employees and directors of the Company. At December 31, 1997 authorized but unissued shares were 94,357 for the 1990 Stock Option Plan and 716,500 for the 1997 Stock Option Plan. Under terms of the plan, options are generally granted at the current market price, but not less than the book value per share. The options may be exercised over the period prescribed at the time of the grant, not to exceed ten years. The majority of options have no vesting period, but certain options have vesting periods of up to five years. Stock option transactions are summarized below:



      -----------------------------------------------------------------------------------------------------
                                                                          Exercise           Weighted
                                                       Number            Price Per         Avg. Exercise
                                                     of Shares             Share               Price
      -----------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1994                 218,300         $1.98 - $7.25           $4.68

      Granted                                           70,000          3.55 - 3.94            3.63
      Exercised                                        (11,400)             1.98               1.98
      Forfeited or expired                             (30,750)         3.55 - 7.25            5.43
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1995                 246,150          1.98 - 7.25            4.41

      Granted                                          226,500          4.04 - 5.88            4.15
      Exercised                                        (86,200)         1.98 - 4.75            3.54
      Forfeited or expired                             (18,250)         4.04 - 7.25            6.18
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1996                 368,200          3.55 - 7.25            4.40

      Granted                                          488,000          5.92 - 6.00            5.98
      Exercised                                        (67,693)         3.55 - 4.75            4.01
      Forfeited or expired                            (131,557)         3.55 - 7.25            5.39
                                                 ----------------------------------------------------------
      Outstanding at December 31, 1997                 656,950         $3.55 - $6.00           $5.37
      =====================================================================================================

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 9.        Stock Option Plans (continued)



      -----------------------------------------------------------------------------------------------------
                                                                          Exercise           Weighted
                                                       Number            Price Per         Avg. Exercise
                                                     of Shares             Share               Price
      -----------------------------------------------------------------------------------------------------
      Exercisable at:
         December 31, 1995                              158,650        $1.98 - $7.25           $4.82
         December 31, 1996                              290,700         3.55 - 7.25            4.60
         December 31, 1997                              416,450        $3.55 - $5.98           $5.07
      -----------------------------------------------------------------------------------------------------



               The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. No compensation expense has been recognized for its stock option and stock purchase plans because the exercise price of all options granted under the stock option plan and price of shares issued under the stock purchase plan were not deemed to be less than fair value. Had compensation cost for these equity instruments been determined based on the fair value at the grant dates, the Company's net income and earnings per share for the year ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:



                               (In thousands, except per share data)
      ------------------------------------------------------------------------------------------------------
                                                         1997                1996               1995
      ------------------------------------------------------------------------------------------------------
        Net income (loss):
            As reported                                    $308             $11,698             $3,376
            Pro forma                                      (145)             11,367              3,350

        Basic earnings (loss) per share:
            As reported                                   $0.05               $1.93              $0.54
            Pro forma                                     (0.02)               1.88               0.54

        Diluted earnings (loss) per share:
            As reported                                   $0.05               $1.92              $0.54
            Pro forma                                     (0.02)               1.86               0.54
      =======================================================================================================

               Using the Black-Scholes option pricing model, the estimated weighted average fair value of options granted and vested during 1997, 1996 and 1995 was $2.04, $1.42 and $0.37 per share. The assumptions used in the computations for 1997, 1996 and 1995 are as follows: risk-free interest rate of 6.3%, 6.3% and 7.3%; expected dividend yield of 0% in all three years; expected life of approximately five, four and four years; and expected volatility of 43%, 44% and 44%. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value. At December 31, 1997, the weighted average remaining contractual life of outstanding options was 3.75 years, and the closing price of the Company's common stock was $7.00 per share

Note  10.      Commitments

               The Company and its subsidiaries lease office space and equipment under various operating leases with remaining terms ranging up to nine years. Certain of these leases have escalation clauses and renewal options. Minimum rentals required under these non-cancelable operating leases are as follows:

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note  10.      Commitments (continued)


                                                     (In thousands)
              ------------------------------------------------------------------------------------------------------
              1998                                                                                       $1,213
              1999                                                                                          921
              2000                                                                                          686
              2001                                                                                          710
              2002                                                                                          666
              Thereafter                                                                                  1,343
              ------------------------------------------------------------------------------------------------------
                                                                                                         $5,539
              ======================================================================================================

               Rent expense was $2.9 million for each of the years ended December 31, 1997, 1996 and 1995, respectively.

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

               In June 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that JGK and the issuer violated securities laws by issuing false and misleading statements relating to the initial public offering of Electroscope, Inc. that was managed by JGK in May 1996. JGK believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

               JGK is a defendant in various other actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, the Company's management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

Note 12.       Sale of Subsidiary

               On October 31, 1996, the Company completed the sale of PFS to ReliaStar Financial Corporation ("ReliaStar"). The sale price was $15.5 million in cash, of which $1.5 million was placed in escrow to secure indemnification obligations to ReliaStar. Excluding the results of PRIMEVEST and the gain on sale, 1996 revenues, net income, basic earnings per share and diluted earnings per share would have been $61.7 million, $4.0 million, 67 cents and 66 cents, respectively.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 13.       Financial Instruments with Off-Balance-Sheet Risk

               The Company sells securities sold, but not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices. Due to market fluctuations, the amount necessary to acquire and deliver securities sold but not yet purchased may be greater than the obligation already recorded in the consolidated financial statements.

               In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

               The Company clears all transactions for its customers on a fully disclosed basis with a clearing firm that carries all customer accounts and maintains related records. However, the Company is liable to the clearing firm for the transactions of its customers. These activities may expose the Company to off-balance-sheet risk in the event a customer or counterparty is unable to fulfill its contractual obligations. The Company maintains substantially all of its trading securities at the clearing firm. These trading securities collateralize amounts due to the clearing firm.

               The Company is also exposed to the risk of loss on customer transactions in the event of the customer's or counterparty's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The impact of unsettled transactions is not expected to have a material effect upon the Company's consolidated financial statements.

               The Company's customer securities activities are transacted on either a cash or margin basis. The Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. The Company monitors required margin levels daily, and pursuant to such guidelines, requires that customers deposit additional collateral, or reduce margin positions, when necessary.

               As a broker dealer, JGK is engaged in various securities trading and brokerage activities serving a diverse group of corporations, governments, institutions and individual investors. JGK's exposure to credit risk associated with the nonperformance of these customers and the related counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile security markets, credit markets and regulatory changes which may impair the ability of customers and/or counterparties to satisfy their obligations to the Company. This exposure is measured on an individual customer basis, as well as for groups of customers that share similar attributes.

               To alleviate the potential for risk concentrations, the Company has established credit limits which are continually monitored in light of market conditions.

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


Date:   March 20, 1998


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


Signature                       Title                               Date


/s/  Hilding C. Nelson          Chairman and Director           March 20, 1998
Hilding C. Nelson



/s/   William F. Farley         Chief Operating Officer         March 20, 1998
William F. Farley               and Director
                                (principal executive officer)



/s/    Daniel R. Sass           Treasurer (principal financial  March 20, 1998
Daniel R. Sass                  and accounting officer)


                       (Signatures continued on next page)

Signature                        Title                               Date



/s/  Ronald A. Erickson          Director                        March 20, 1998
Ronald A. Erickson



/s/  John J. Fauth               Director                        March 20, 1998
John J. Fauth



/s/  Stephen H. Fischer          Director                        March 20, 1998
Stephen H. Fischer



/s/ John H. Grunewald            Director                        March 20, 1998
John H. Grunewald



/s/  Andrew J. O'Connell         Director                        March 20, 1998
Andrew J. O'Connell



/s/  Robert S. Spong             Director                        March 20, 1998
Robert S. Spong

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                         Form 10-K for 1997 fiscal year


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

   10.1 ** Registrant's 1982 Incentive Stock Option Plan -- incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 *

   10.2 ** JGK Employee Stock Ownership Plan and Trust Agreement -- incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989*

   10.3 ** Registrant's 1990 Stock Option Plan -- incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991*

   10.4 ** 1992 Incentive Compensation Plans for JGK, PFS and Kinnard Investments, Inc. *

   10.5 ** Registrant's 1992 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *

   10.6 Amendment, dated June 16, 1992, of Office Lease between JGK and TPI/CMS St. Paul Limited Partnership covering space at Norwest Center, St. Paul Minnesota -- incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *

   10.7       Agreement,  dated November 30, 1993, among the Registrant, MJC and
              others  --   incorporated   by  reference  to  Exhibit  2  of  the
              Registrant's Form 8-K dated December 13, 1993 *

   10.8 Lease between ITL - CER II Corporation and JGK, dated July 20, 1993, covering space at 920 Second Avenue South in Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 *

* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337
**   Management contract or compensatory plan or arrangement

   Exhibit


   10.9       Separation  Agreement with Thomas J. Mulvaney dated  September 21,
              1995  --   incorporated  by  reference  to  Exhibit  10.1  to  the
              Registrant's Form 10-Q for the quarter ended September 30, 1995 *

   10.10 Clearing Agreement, dated February 13, 1995, between Alex. Brown & Sons, Inc. and JGK -- incorporated by reference to
              Exhibit 10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

   10.11 Lease between Equitable Real Estate Investment Management, Inc. and JGK, dated April 25, 1994 -- incorporated by reference to
              Exhibit 10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

   10.12** Deferred Compensation Agreement dated October 30, 1996, between the Registrant and Stephen H. Fischer -- incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.*

   10.13** Registrant's 1997 Stock Option Plan, as amended, including forms of Incentive Stock Options Agreement and Nonqualified Stock Option Agreement -- incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.14 Subscription and Purchase Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.15 Warrant dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.16** Employment Agreement dated April 7, 1997 among Kinnard Investments, Inc., John G. Kinnard and Company, Incorporated and William F. Farley -- incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.17** Incentive Stock Option Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.18** Nonqualified Stock Option Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.19 Promissory Note dated April 30, 1997 payable to the Registrant by William F. Farley -- incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

   10.20 Lease between Boat Works Development Company and John G. Kinnard and Company, Incorporated dated February 11, 1997.


* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337
**   Management contract or compensatory plan or arrangement

   Exhibit


   11 See Note 1 of the accompanying notes to consolidated financial statements

   21     List of the Registrant's subsidiaries:

                                                      State of Incorporation
    Subsidiary

    John G. Kinnard and Company, Incorporated                 Minnesota
    Kinnard Futures Management Corporation                    Minnesota
    Kinnard Capital Corporation                               Minnesota
    Continental Funding, Inc.                                 North Dakota
    Nodak Bonds, Inc.                                         North Dakota

   23.1   Consent of KPMG Peat Marwick LLP

   23.2   Consent of Deloitte & Touche  LLP

          Financial Data Schedules (filed in electronic form only):
   27.1            Fiscal year ended December 31, 1997
   27.2            Fiscal year ended December 31, 1996  (restated)
   27.3            Nine months ended September 30, 1997  (restated)
   27.4            Nine months ended September 30, 1996  (restated)
   27.5            Three months ended March 31, 1996  (restated)
   27.6            Nine months ended September 30, 1995  (restated)
   27.7            Six months ended June 30, 1995  (restated)



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337
**   Management contract or compensatory plan or arrangement