Form 10-Q
period 1998-03-31
KINNARD INVESTMENTS INC
filed 1998-05-13
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1998    Commission File No.       0-9377
                     -------------------                         -------------


                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


        Minnesota                                       41-0972952
(State of incorporation)                (I.R.S. Employer identification number)


  920 Second Avenue South, Minneapolis, Minnesota 55402        (612) 370-2700
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


 Shares of $0.02 par value common stock outstanding at May 11, 1998:  5,977,677

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





         PART I                                                            Page

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition..................3

             Consolidated statements of operations...........................4

             Consolidated statements of shareholders' equity.................5

             Consolidated statements of cash flows...........................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................10

         PART II

         OTHER INFORMATION..................................................13

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (In thousands, except share data)


================================================================================= ==================== ====================
                                                                                       March 31,          December 31,
                                                                                         1998                 1997
--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      (unaudited)
ASSETS
   Cash and cash equivalents                                                             $3,049               $3,886
   Funds held in escrow                                                                       0                1,593
   Receivable from clearing firm                                                          3,278                    0
   Miscellaneous receivables                                                              3,702                3,311
   Trading securities, at market                                                          7,177               10,730
   Office equipment at cost, less accumulated depreciation
         of $3,053 and $2,876, respectively                                               1,405                1,267
   Investment securities, at fair value                                                  23,984               22,705
   Other assets                                                                             421                  480
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                            $43,016              $43,972
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Due to clearing firm                                                                      $0               $1,069
   Securities sold but not yet purchased, at market                                       1,305                  915
   Accrued compensation                                                                   2,410                3,594
   Other accounts payable and accrued expenses                                            3,020                2,584
   Income taxes payable                                                                      18                   18
   Deferred income taxes payable                                                            403                  220
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                         7,156                8,400
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                       0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                   0                    0
   Common stock, $.02 par value; authorized 7,500  shares; issued
       and outstanding 5,963 and 5,955 shares, respectively                                 119                  119
   Additional paid-in capital                                                            11,971               11,946
   Retained earnings                                                                     23,770               23,507
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                               35,860               35,572
--------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                              $43,016              $43,972
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)



============================================================================ ==============================================
                                                                                          Three Months Ended
                                                                                               March 31,
---------------------------------------------------------------------------- ----------------------------------------------
                                                                                     1998                   1997
---------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  (Unaudited)            (Unaudited)
Revenues
    Commissions                                                                       $3,643                 $3,677
    Principal transactions                                                             5,207                  6,501
    Investment banking                                                                 1,981                    537
    Net gains (losses) on investment account                                             967                   (683)
    Interest                                                                             375                    583
    Other                                                                                729                    558
---------------------------------------------------------------------------- ---------------------- ----------------------
Total revenues                                                                        12,902                 11,173
---------------------------------------------------------------------------- ---------------------- ----------------------

Expenses
    Compensation and benefits                                                          8,715                  8,168
    Floor brokerage and clearance                                                        974                    982
    Communications                                                                       181                    187
    Occupancy and equipment                                                            1,417                  1,198
    Other                                                                              1,169                  1,152
---------------------------------------------------------------------------- ---------------------- ----------------------
Total expenses                                                                        12,456                 11,687
---------------------------------------------------------------------------- ---------------------- ----------------------

Income (loss) before income taxes                                                        446                   (514)

Income tax expense (benefit)                                                             183                   (199)
---------------------------------------------------------------------------- ---------------------- ----------------------

Net income (loss)                                                                       $263                  ($315)
============================================================================ ====================== ======================

Earnings (loss) per common share:
    Basic                                                                              $0.04                 ($0.05)
    Diluted                                                                            $0.04                 ($0.05)
============================================================================ ====================== ======================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (In thousands)



================================================ ============================ ============== ============== ==============

                                                       Common Stock                                             Total
                                                       ------------              Paid-in        Retained      Shareholders'
                                                     Shares       Amount         Capital        Earnings        Equity
------------------------------------------------ -------------- ------------- -------------- -------------- --------------
Balance, December 31, 1995                            6,257           $125        $13,680        $11,500        $25,305
------------------------------------------------ -------------- ------------- -------------- -------------- --------------

Issuance of shares under employee stock
    purchase plan                                        11              0             51                            51
Issuance of shares under the employee
    stock option plan                                    88              2            311                           313
Repurchase of shares                                   (329)            (7)        (1,332)                       (1,339)
Net income                                                                                        11,699         11,699
------------------------------------------------ -------------- ------------- -------------- -------------- --------------
Balance, December 31, 1996                            6,027            120         12,710         23,199         36,029
------------------------------------------------ -------------- ------------- -------------- -------------- --------------

Issuance of  shares under the employee
    stock option plan                                    68              1            230                           231
Issuance of new shares                                  325              7          1,700                         1,707
Repurchase of shares                                   (465)            (9)        (2,694)                       (2,703)
Net income                                                                                           308            308
------------------------------------------------ -------------- ------------- -------------- -------------- --------------
Balance, December 31, 1997                            5,955            119         11,946         23,507         35,572
------------------------------------------------ -------------- ------------- -------------- -------------- --------------

Issuance of  shares under the employee
    stock purchase plan                                   8              0             49                            49
Issuance of shares under the employee
   stock option plan                                     20              0             97                            97
Repurchase of shares                                    (20)             0           (121)                         (121)
Net income                                                                                           263            263
------------------------------------------------ -------------- ------------- -------------- -------------- --------------
Balance, March 31, 1998 (unaudited)                   5,963           $119        $11,971        $23,770        $35,860
------------------------------------------------ -------------- ------------- -------------- -------------- --------------


See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

============================================================================== ===========================================
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     1998                  1997
------------------------------------------------------------------------------ --------------------- ---------------------
                                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                   $12,226                $9,919
    Cash paid to suppliers and employees                                             (14,428)              (14,439)
    Interest received                                                                    375                   565
    Income taxes paid                                                                     (1)               (3,538)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in operating activities                                                 (1,828)               (7,493)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                        7,688                 3,998
    Purchase of:
       Office equipment                                                                 (315)                  (89)
       Investment securities                                                          (8,000)               (8,671)
    Funds released from escrow                                                         1,593                     0
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) investing activities                                      966                (4,762)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                             146                    50
    Repurchase of common stock                                                          (121)                  (59)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) financing activities                                       25                    (9)
------------------------------------------------------------------------------ --------------------- ---------------------

Decrease in cash and cash equivalents                                                   (837)              (12,264)

Cash and cash equivalents at beginning of period                                       3,886                12,518

------------------------------------------------------------------------------ --------------------- ---------------------
Cash and cash equivalents at end of period                                            $3,049                  $254
============================================================================== ===================== =====================


See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)



=============================================================================== ===========================================
                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        1998                  1997
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                    (Unaudited)           (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                    $263                 ($315)
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                                 177                   141
            Net unrealized loss (gain) on investment securities                          (776)                  698
            Net realized gain on sale of investment securities                           (191)                  (15)
            Deferred income taxes                                                         183                  (268)
            (Increase) decrease in:
               Receivable from clearing firm                                           (3,278)               (1,723)
               Miscellaneous receivables                                                 (391)                 (354)
               Trading securities, at market                                            3,553                  (101)
               Income tax receivable                                                        0                  (241)
               Other assets                                                                59                    96
            Increase (decrease) in:
               Payable to clearing firm                                                (1,069)                    0
               Securities sold but not yet purchased, at market                           390                   470
               Accrued compensation                                                    (1,184)               (2,089)
               Other accounts payable and accrued expenses                                436                  (564)
               Income taxes payable                                                         0                (3,228)

------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                 ($1,828)              ($7,493)
=============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

              The consolidated statement of financial condition as of March 31, 1998 and other financial information for the three months ended March 31, 1998 and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


Note 2.       Net Capital Requirements

              The Company's brokerage subsidiary is subject to the Securities and Exchange Commission (SEC) Rule 15c3-1, Net Capital Requirements for Brokers and Dealers, which requires the Company to maintain minimum net capital of $640,000 as of March 31, 1998. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At March 31, 1998, the Company had net capital of $3.6 million, and a ratio of aggregate indebtedness to net capital of 1.6 to 1.

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


Note 3.       Commitments and Contingent Liabilities

              In May 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that Photran Corporation, its management, and the Company's subsidiary John G. Kinnard and Co., Inc. ("John G. Kinnard") violated securities laws by issuing false and misleading statements related to financial results. John G. Kinnard managed the initial public offering of Photran in May 1996. John G. Kinnard believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

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



Note 4.       Earnings Per Share

              The following reconciliation illustrates the computation of basic and diluted earnings per share as prescribed under SFAS 128:



                                              (In thousands, except per share data)
            --------------------------------------------------------------------- ----------------------------------
                                                                                    Three Months Ended March 31,
                                                                                       1998               1997
            --------------------------------------------------------------------- ----------------- ----------------
            Net income (loss)                                                             $263             ($315)
            ===================================================================== ================= ================

            Weighted average number of common shares
                  outstanding                                                            5,962             6,027
            Dilutive effect of stock options and warrants                                   89                 0
            --------------------------------------------------------------------- ----------------- ----------------
            Weighted average number of common and potential
                  dilutive common shares outstanding                                     6,051             6,027
            ===================================================================== ================= ================
            Basic earnings per share                                                     $0.04            ($0.05)
            Diluted earnings per share                                                    0.04             (0.05)
            ===================================================================== ================= ================



Note 5.       Effect of Recent Accounting Standards

              In December 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income". The Company adopted SFAS 130 in the first quarter of 1998. Comprehensive income is equal to net income on the consolidated statement of operations.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Results of Operations

              The following table sets forth a summary of changes in the major categories of revenues and expenses:

                                 (In thousands)


===================================================================================================================
                                                                                     Three Months Ended
              Unaudited                                                     March 31, 1998 versus March 31, 1997
                                                                                       Increase (Decrease)
-------------------------------------------------------------------------------------------------------------------
              Revenues
                    Commission income                                                 ($34)             (1%)
                    Principal transactions                                          (1,294)            (20)
                    Investment banking                                               1,444             269
                    Net gain on investment account                                   1,650             242
                    Interest                                                          (208)            (36)
                    Other                                                              171              31
-------------------------------------------------------------------------------------------------------------------
                    Total revenues                                                   1,729              15
-------------------------------------------------------------------------------------------------------------------

              Expenses
                    Compensation and benefits                                          547               7
                    Floor brokerage and clearance                                       (8)             (1)
                    Communications                                                      (6)             (3)
                    Occupancy and equipment                                            219              18
                    Other                                                               17               1
-------------------------------------------------------------------------------------------------------------------
                    Total expenses                                                     769               7

-------------------------------------------------------------------------------------------------------------------

              Income before income taxes                                               960             187

              Income taxes                                                             382             192

-------------------------------------------------------------------------------------------------------------------
              Net income                                                              $578             183%
===================================================================================================================



Three months ended March 31, 1998 and 1997

Net income for the current quarter was $263,000, or four cents per share, on revenues of $12.9 million. This compares to a net loss of $315,000, or 5 cents per share, on revenues of $11.2 million for the same quarter a year ago. While the Company returned to profitability after incurring losses in the prior year and previous quarter, management believes earnings have not yet reached their potential due, in part, to costs related to building the retail distribution network and converting to a new clearing firm. In March 1998, the Company signed a letter of intent to transfer its clearing business to NationsBanc Montgomery Securities.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Three months ended March 31, 1998 and 1997 (continued)

Commission income declined slightly from the prior year. A 46% increase in the sale of mutual fund products was offset by declines in listed stocks and over-the-counter securities sold on an agency basis. Mutual funds continued to be a popular vehicle for retail investors to participate in the equity markets.

Principal income decreased by 20% from the comparable quarter in 1997. Equity principal transactions declined by 27% due to the effect of new order-handling rule changes and smaller fractional pricing that took place in the latter half of 1997. Fixed income principal transactions increased by 6%, benefiting from a relatively stable interest rate environment and an increase in fixed income originations.

A net gain on the investment account of $967,000 in the current period compares to a net loss of $683,000 in the prior year. The Company's investment account has historically been a volatile source of income.

Investment banking revenues increased by $1.4 million from the prior year as the Company raised over $55 million in capital for businesses and municipalities. During the quarter the Company completed two public offerings, compared to none for the prior year, in addition to two merger and acquisition transactions, one being the largest advisory assignment the Company has completed. The fixed income originations business raised over $25 million through ten financings that were managed by the Company.

Interest income decreased by 36% due to a decline in margin account balances and fixed income securities held in the investment account. Other income increased by 40% as a result of increases in fee-based income, primarily managed account fees and income earned on cash management accounts.

Employee compensation increased by 7% in the current period. Commissions paid to investment executives increased due to higher revenues, and incentive compensation rose as a result of increased operating profits. The total number of full-time employees was 325 at March 31, 1998, down from 358 a year ago.

Floor brokerage and clearing were basically unchanged from the prior year, which was in line with the change in transactions that require clearing. Communications expense declined by 3% due in part to fewer employees as well as cost efficiencies. Occupancy expense increased 18% due to costs related to conversion of the Company's clearing business, upgrading the Company's technology infrastructure, and the opening of two branches. Other expenses rose 1% from the prior year.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1.6 million at March 31, 1998, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1997 and March 31, 1998 trading securities decreased $3.6 million and securities sold but not yet purchased increased by $389,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Operating Activities (continued)

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


Financing Activities

John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1997 and March 31, 1998 there were no outstanding balances under this facility.

During the first three months of 1998, the Company repurchased 20,000 shares of its common stock at a total cost of $121,000. For the full year of 1997, a total of 465,000 shares were repurchased at a cost of $2.7 million. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock, of which a total of 1,073,000 shares have been repurchased as of March 31, 1998.


Cautionary Statements

The Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


                                            KINNARD INVESTMENTS, INC.


                                            /s/  Daniel R. Sass
                                            -----------------------
                                            Daniel R. Sass
                                            Treasurer (principal financial and
                                              accounting officer)




Date   May 11, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                 Form 10-Q for the quarter ended March 31, 1998





   27         Financial Data Schedule (filed in electronic form only)