Form 10-Q
period 1998-06-30
KINNARD INVESTMENTS INC
filed 1998-08-14
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1998           Commission File No.     0-9377



                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


      Minnesota                                       41-0972952
(State of incorporation)                (I.R.S. Employer identification number)


920 Second Avenue South, Minneapolis, Minnesota  55402          (612) 370-2700
    (Address of principal executive offices)                   Telephone number




Former name, former address and former fiscal year, if changed since last report


                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____


Shares of $0.02 par value common stock outstanding at August 10, 1998: 5,830,407

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





PART I                                                                Page

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition.............3

             Consolidated statements of operations......................4

             Consolidated statements of shareholders' equity............5

             Consolidated statements of cash flows......................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................10

PART II

         OTHER INFORMATION.............................................13

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (In thousands, except share data)

--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                       June 30,              December 31,
                                                                                         1998                  1997
--------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      (Unaudited)
ASSETS
   Cash and cash equivalents                                                              $1,759                $3,886
   Funds held in escrow                                                                        0                 1,593
   Receivable from clearing firm                                                           1,229                     0
   Miscellaneous receivables                                                               3,395                 3,311
   Trading securities, at market                                                           9,998                10,730
   Office equipment at cost, less accumulated depreciation
         of  $2,079 and  $2,876, respectively                                              2,138                 1,267
   Investment securities, at fair value                                                   22,988                22,705
   Income tax receivable                                                                     673                     0
   Other assets                                                                              336                   480
--------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                             $42,516               $43,972
================================================================================= ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Due to clearing firm
                                                                                              $0                $1,069
   Securities sold but not yet purchased, at market                                          803                   915
   Accrued compensation                                                                    2,806                 3,594
   Other accounts payable and accrued expenses                                             4,019                 2,584
   Income taxes payable                                                                        0                    18
   Deferred tax liability                                                                    287                   220
--------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          7,915                 8,400
--------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                        0                     0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                    0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       Outstanding 5,991 and 5,955 shares, respectively                                      119                   119
   Additional paid-in capital                                                             12,055                11,946
   Retained earnings                                                                      22,427                23,507
--------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                34,601                35,572
--------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                               $42,516               $43,972
================================================================================= ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

---------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                      Three Months Ended                       Six Months Ended
                                                            June 30,                               June 30,
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                      1998              1997                  1998              1997
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                           (Unaudited)                            (Unaudited)
Revenues:
    Commissions                                        $3,793           $3,261                $7,436            $6,938
    Principal transactions                              3,573            6,608                 8,780            13,144
    Net gains (losses) on investment account             (203)             878                   764               194
    Investment banking                                  1,640            1,005                 3,621             1,543
    Interest                                              323              557                   698             1,140
    Other                                                 784              589                 1,513             1,111
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                          9,910           12,898                22,812            24,070
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                           8,058            8,122                16,773            16,290
    Floor brokerage and clearance                         873              915                 1,847             1,897
    Communications                                        228              196                   409               383
    Occupancy and equipment                             1,443            1,283                 2,860             2,481
    Other                                               1,557            1,199                 2,726             2,352
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                         12,159           11,715                24,615            23,403
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income (loss) before income taxes                      (2,249)           1,183                (1,803)              667

Income tax expense (benefit)                             (906)             482                  (723)              282
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income (loss)                                     ($1,343)            $701               ($1,080)             $385
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Earnings (loss) per common share:
      Basic                                            ($0.22)           $0.11                ($0.18)            $0.06
      Diluted                                          ($0.22)           $0.11                ($0.18)            $0.06
============================================== ================ ================= ==== ================= ================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (In thousands)

-------------------------------------------- --------------- --------------- -------------- --------------- -----------------
                                                                              Additional                         Total
                                                      Common Stock              Paid-in        Retained      Shareholders'
                                                 Shares          Amount         Capital        Earnings          Equity
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------
Balance, December 31, 1995                       6,257            $125          $13,680         $11,500           $25,305
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------

Issuance of shares under employee
    stock purchase plan                             11               0               51                                51
Issuance of shares under employee
   stock option plan                                88               2              311                               313
Repurchase of stock                               (329)             (7)          (1,332)                           (1,339)
Net income                                                                                       11,699            11,699
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------
Balance, December 31, 1996                       6,027             120           12,710          23,199            36,029
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------

Issuance of shares under employee
   stock option plan                                68               1              230                               231
Issuance of new shares                             325               7            1,700                             1,707
Repurchase of stock                               (465)             (9)          (2,694)                           (2,703)
Net income                                                                                          308               308
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------
Balance, December 31, 1997                       5,955             119           11,946          23,507            35,572
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------

Issuance of shares under employee
    stock purchase plan                              8               0               49                                49
Issuance of shares under employee
   stock option plan                                78               1              365                               366
Repurchase of stock                                (50)             (1)            (305)                             (306)
Net loss                                                                                         (1,080)           (1,080)
-------------------------------------------- --------------- --------------- -------------- --------------- -----------------
Balance, June 30, 1998 (unaudited)               5,991            $119          $12,055         $22,427           $34,601
============================================ =============== =============== ============== =============== =================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)

------------------------------------------------------------------------------ -------------------------------------------
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     1998                    1997
------------------------------------------------------------------------------ --------------------- ---------------------
                                                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                    $20,743                 $20,225
    Cash paid to suppliers and employees                                              (24,510)                (25,365)
    Interest:
       Received                                                                           698                   1,140
    Income taxes paid (received)                                                           99                  (3,606)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash used in operating activities                                                  (2,970)                 (7,606)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                        10,001                  10,265
    Purchase of:
       Office equipment                                                                (1,340)                   (382)
       Investment securities                                                           (9,520)                (13,853)
    Funds released from escrow                                                          1,593                       0
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by (used in) investing activities                                       734                  (3,970)
------------------------------------------------------------------------------ --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                              414                   1,831
    Repurchase of common stock                                                           (305)                   (731)
------------------------------------------------------------------------------ --------------------- ---------------------
Net cash provided by financing activities                                                 109                   1,100
------------------------------------------------------------------------------ --------------------- ---------------------

Decrease in cash and cash equivalents                                                  (2,127)                (10,476)

Cash and cash equivalents at beginning of period                                        3,886                  14,031
------------------------------------------------------------------------------ --------------------- ---------------------

Cash and cash equivalents at end of period                                             $1,759                  $3,555
============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)

------------------------------------------------------------------------------- -------------------------------------------
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        1998                  1997
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                               (Unaudited)
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                  ($1,080)                $385
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                                  469                  290
            Net unrealized gain on investment securities                                  (129)                (165)
            Net realized gain on sale of investment securities                            (635)                 (29)
            Deferred income taxes                                                           67                  (25)
            (Increase) decrease in:
               Receivable from clearing firm                                            (1,229)              (3,431)
               Miscellaneous receivables                                                   (84)                (684)
               Trading securities at market                                                732                   74
               Income tax receivable                                                      (673)                 (70)
               Other assets                                                                144                  144
            Increase (decrease) in:
               Due to clearing firm                                                     (1,069)                   0
               Securities sold but not yet purchased, at market                           (112)                 847
               Accrued compensation                                                       (788)              (1,193)
               Other accounts payable and accrued expenses                               1,435                 (521)
               Income taxes payable                                                        (18)              (3,228)

------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                  ($2,970)             ($7,606)
=============================================================================== ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

              The consolidated statement of financial condition as of June 30, 1998 and other financial information for the six months ended June 30, 1998 and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


Note 2.       Net Capital Requirements

              The Company's brokerage subsidiary is subject to the Securities and Exchange Commission (SEC) Rule 15c3-1, Net Capital Requirements for Brokers and Dealers, which requires the Company to maintain minimum net capital of $457,000 as of June 30, 1998. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At June 30, 1998, the Company had net capital of $4.8 million, and a ratio of aggregate indebtedness to net capital of 1.4 to 1.

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


Note 3.       Commitments and Contingent Liabilities

              In May 1997, a lawsuit seeking class action status was filed in U.S. District Court in Minnesota alleging that Photran Corporation, its management, and John G. Kinnard and Company, Incorporated ("JGK") violated securities laws by issuing false and misleading statements related to financial results. JGK managed the initial public offering of Photran in May 1996. JGK believes that it has substantial defenses against these claims, and intends to defend itself vigorously against them. The ultimate effect of this matter on the future operating results and financial condition of the Company is unknown at this time.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.       Earnings Per Share

   The following reconciliation illustrates the computation of basic and diluted earnings per share as prescribed under SFAS 128:



                      (In thousands, except per share data)
            ------------------------------------------------------- ----------------------------- -----------------------------
                                                                          Three Months ended            Six Months ended
                                                                              June 30,                      June 30,
            ------------------------------------------------------- ----------------------------- -----------------------------
                                                                           1998          1997          1998            1997
            ------------------------------------------------------- -------------- -------------- -------------- --------------
            Net income (loss)                                            ($1,343)         $701        ($1,080)          $385
            ------------------------------------------------------- -------------- -------------- -------------- --------------

            Weighted average number of common shares
                  outstanding                                              5,990         6,285          5,982          6,155
            Dilutive effect of stock options and warrants                      0            79              0             84
            ------------------------------------------------------- -------------- -------------- -------------- --------------
            Weighted average number of common and potential
                  dilutive common shares outstanding                       5,990         6,364          5,982          6,236
            ------------------------------------------------------- -------------- -------------- -------------- --------------

            Earnings per share:
               Basic                                                      ($0.22)        $0.11         ($0.18)         $0.06
               Diluted                                                    ($0.22)        $0.11         ($0.18)         $0.06
            ------------------------------------------------------- -------------- -------------- -------------- --------------



                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1997.

The following table sets forth a summary of second quarter and six month increases (decreases) in the categories of revenues and expenses for 1998 versus 1997:


---------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                      Three Months ended                       Six Months ended
                                                           June 30,                                June 30,
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                    Amount          Percent                 Amount           Percent
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Revenues:
    Commissions                                          $532           16%                      $498             7%
    Principal transactions                             (3,035)         (46)                    (4,364)          (33)
    Net gains on investment account                    (1,081)        (123)                       570           294
    Investment banking                                    635           63                      2,078           135
    Interest                                             (234)         (42)                      (442)          (39)
    Other                                                 195           33                        402            36
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                         (2,988)         (23)                    (1,258)           (5)
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                             (64)          (1)                       483             3
    Floor brokerage and clearance                         (42)          (5)                       (50)           (3)
    Communications                                         32           16                         26             7
    Occupancy and equipment                               160           12                        379            15
    Other                                                 358           30                        374            16
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                            444            4                      1,212             5
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income before income taxes                             (3,432)        (290)                    (2,470)         (370)

Income tax expense                                     (1,388)        (288)                    (1,005)         (356)
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income (loss)                                     ($2,044)        (292%)                  ($1,465)         (381%)
---------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------



Results of Operations

The Company recorded a net loss of $1.3 million, or 22 cents per diluted share, on revenues of $9.9 million for the second quarter ended June 30, 1998. This result compares with net income of $701,000, or 11 cents per diluted share, on revenues of $12.9 million for the same quarter one year ago.

For the six months ended June 30, 1998, the net loss was $1.1 million, or 18 cents per diluted share, on revenues of $22.8 million. This compares to net income of $385,000, or six cents per diluted share, on revenues of $24.1 million for the same period in 1997.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations (continued)

Commission income increased by 16% for the quarter and 7% for June year-to-date. The favorable comparison in both periods is due largely to increased sales of mutual funds as this investment vehicle continues to be popular with retail investors.

Principal transaction income declined by 46% and 33% for the three and six month periods, due in part to new trading rules and regulatory changes affecting many NASDAQ equity market makers. In addition, small cap stocks in which the Company's trading activity is focused have not participated in the recent market rally to the extent that large cap stocks have. The Company has responded to the changing environment by decreasing the number of stocks it makes a market in to approximately 200 from 350 at December 31, 1997.

The Company incurred a $203,000 loss on the valuation of its investment account in the current quarter, which represented a $1.1 million decline from the comparable quarter in 1997. For the six month period, revenue from the investment account increased by $570,000 compared to the prior year. The investment account has historically been a volatile source of revenue for the Company.

Investment banking revenue increased by 63% for the quarter and 135% for the six-month period due to strong performances by both the equity and fixed income banking departments. Included in the quarter was the largest underwriting in Kinnard's 54 year history, a $39 million follow-on offering for Zomax Optical Media, Inc. The equity investment banking group has now completed three underwritings during the first half of 1998, compared to two during all of 1997. The fixed income investment banking group completed 21 transactions during the quarter, raising $40 million in capital for its municipal and corporate clients.

Interest income decreased by 42% and 39% for the three and six month periods, respectively, due to declines in customer margin balances and fixed income securities held in the Company's investment account. Other income increased by over 30% for both the quarter and six-month periods as a result of increases in fees earned on managed and cash management accounts.

Compensation declined by 1% for the quarter and increased by 3% for the six month period. Declines in variable compensation, such as commissions and incentive compensation, were largely offset by costs incurred to grow and expand the Company's capital markets group.

Floor brokerage and clearance fees declined by 5% for the quarter and 3% for the six-month period, which was in line with the change in transactions that require clearing services. The Company converted its clearing business to NationsBanc Montgomery Securities at the end of the current quarter, which will result in lower ticket clearing charges in future periods.

Increases in communication costs and other expenses are partly attributable to costs incurred to convert the clearing business. In conjunction with the conversion, the Company upgraded computers used throughout its branch network and implemented a high-capacity network to provide enhanced services to investment executives' workstations.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1.4 million at June 30, 1998, are stated at fair value, which is determined by management's best estimate.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Operating Activities (continued)

Between December 31, 1997 and June 30, 1998 trading securities decreased $732,000, and securities sold but not yet purchased decreased by $112,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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


Financing Activities

John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1997 and June 30, 1998 there were no outstanding balances under this facility.

During the first six months of 1998, the Company repurchased 50,000 shares of its common stock at a total cost of $306,000. For the full year of 1997, a total of 465,000 shares were repurchased at a cost of $2.7 million. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock, of which a total of 1,103,000 shares have been repurchased as of June 30, 1998.


Cautionary Statements

The Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document or elsewhere on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


  ITEM 1 -  LEGAL PROCEEDINGS

            See Note 3 in Notes to Consolidated Financial Statements.

  ITEM 2 -  CHANGES IN SECURITIES

             None.

  ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

            None.

  ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            The following matters were voted on at the Registrant's Annual Meeting held on May 21, 1998:

        1.  To set the number of members of the Board of Directors at seven (7).

            Number of         Number of         Number of       Number of Broker
            Votes For       Votes Against      Abstentions          Nonvotes

            5,503,264          118,660            21,497                0

        2.  To elect members of the Board.
                                                                 Number of Votes
                                        Number of Votes For          Withheld

            Ronald A. Erickson               5,340,444                166,651
            William F. Farley                5,256,169                166,651
            John J. Fauth                    5,344,971                166,651
            Stephen H. Fischer               5,259,612                166,651
            John H. Grunewald                5,345,501                166,651
            Andrew J. O'Connell              5,266,170                166,651
            Robert S. Spong                  5,249,264                166,651


ITEM 5 -  OTHER INFORMATION

          None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Fully Disclosed Clearing Agreement between John G. Kinnard and Company, Incorporated and NationsBanc Montgomery Securities LLC dated May 1, 1998. *

               27    Financial Data Schedule (filed in electronic format only)

          (b)  Reports on Form 8-K

               None

               * Portions of this document have been omitted  pursuant
                 to a request for confidential treatment.

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




Date      08/10/98

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                  Form 10-Q for the quarter ended June 30, 1998





   10.1 Fully Disclosed Clearing Agreement between John G. Kinnard and Company, Incorporated and NationsBanc Montgomery Securities LLC dated May 1, 1998. *

   27         Financial Data Schedules (filed in electronic form only):



* Portions of this document have been omitted pursuant to a request for confidential treatment.

   Confidential portions of this document indicated by "###" have been omitted and filed separately with the Commission


May 1, 1998



William F. Farley
Chairman, President and Chief Executive Officer
John G. Kinnard & Co., Inc.
920 Second Avenue South
Minneapolis, MN   55402

RE: FULLY DISCLOSED CLEARING AGREEMENT

Dear Mr. Farley:

This Agreement sets forth the terms and conditions under which NationsBanc Montgomery Securities LLC through Montgomery Clearing Services, a division of NationsBanc Montgomery Securities LLC (NationsBanc Montgomery Securities LLC, acting through Montgomery Clearing Services, is herein referred to as "Montgomery Clearing Services" or the "Clearing Broker"), will clear and carry on a fully disclosed basis your customer and proprietary accounts, and you ("you" or the "Introducing Broker") will become a correspondent of Montgomery Clearing Services.

SECTION 1.  Certain Regulatory Requirements.

         (A) Laws and Regulations. This Agreement, and all transactions and activities hereunder, are subject to the federal and state securities laws, including the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act"), the Investment Company Act of 1940 and the Investment Advisers Act of 1940, and to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to any other applicable federal, state, local or non-U.S. law, and to any rule or regulation under the foregoing, including the rules of the Securities and Exchange Commission (the "SEC"), of any state securities authority, of the Board of Governors of the Federal Reserve System including Regulation T, of any "foreign financial regulatory authority" (as defined in Section 3 of the Exchange Act), of any "self-regulatory organization" ("SRO") (as defined in Section 3 of the Exchange Act), including the New York Stock Exchange, Inc. (the "NYSE") and the National Association of Securities Dealers, Inc., (the "NASD") (each of the foregoing entities, a "Financial Regulatory Authority") or of any other regulatory body or agency having authority over a transaction or an account (collectively, the "Laws and Regulations"). For purposes of this Agreement, if you are not a member of the NYSE, you agree that in each case where there is a reference in this Agreement to a rule of the NYSE (the "NYSE Rules") you will comply with the comparable rules of the NASD.

         (B) SIPC. Solely for the purposes of the financial responsibility rules of the SEC and the Securities Investor Protection Act of 1970, the Introduced Accounts shall be considered to be accounts of Montgomery Clearing Services, as your clearing broker.

SECTION 2.  Services to be provided by Montgomery Clearing Services.

Montgomery Clearing Services will provide the following services to you with respect to the accounts owned by your customers (the "Customers") and your proprietary accounts (all such accounts, collectively, the "Introduced Accounts"):

         (A) Execution, Clearance and Settlement. Montgomery Clearing Services will execute orders and/or clear and settle transactions for the purchase and sale of securities in the Introduced Accounts. In the event you execute orders for an Introduced Account away from Montgomery Clearing Services, Montgomery Clearing Services will, on a best efforts basis, attempt to clear and settle the transactions within a reasonable period.

         (B) Confirmations and Statements. Montgomery Clearing Services will prepare trade confirmations and monthly or quarterly statements for Customers as required by the Laws and Regulations; provided that you shall provide Montgomery Clearing Services on the day of any trade with any information required for the Customer confirmation, including your role in any transaction. Montgomery Clearing Services will mail periodic statements directly to Customers and you will mail trade confirmations to Customers.

         (C) Cashiering Functions. Montgomery Clearing Services will perform all cashiering functions for the Introduced Accounts, including the receipt, delivery, and transfer of securities purchased, sold, borrowed, and loaned, the making and receipt of payments therefor, the custody and safeguarding of securities and payments so received, the receipt and distribution of dividends and other distributions, the processing of exchange offers, rights offerings, warrants, tender offers, and redemptions, and such other functions as may be agreed upon by the parties.

         (D) Provision of Certain Information.

         (i) Each business day with respect to the close of business on the previous business day, Montgomery Clearing Services will supply you with copies of all margin activity statements, money lines, and daily commission detail reports. Montgomery Clearing Services will provide you with copies of Customers' periodic statements on the day they are mailed to Customers.

         (ii) Montgomery Clearing Services will advise you, with respect to the Introduced Accounts, of the need for buying-in or selling-out positions, of any failures to deliver or pay, and of any required margin calls.

         (iii) Montgomery Clearing Services shall provide you, upon your request, with all appropriate data in its possession pertinent to the proper performance and supervision of any function specifically allocated to you pursuant to the terms of this Agreement. If you request customized reports which require special programming you will reimburse Montgomery Clearing Services for any incremental expenses.

         (E) Books and Records. Montgomery Clearing Services will establish and maintain all prescribed books and records of transactions executed or cleared through it that are customarily maintained by a clearing broker and that are not specifically assigned to you pursuant to the terms of this Agreement, including a stock record, a daily record of required margin, and other information required by NYSE Rule 432(a) or by a Financial Regulatory Authority

         (F) Services Expressly Limited. Unless otherwise agreed to in writing, Montgomery Clearing Services shall not provide to you any services that are not expressly and specifically set forth in this Agreement. Further, Montgomery Clearing Services will not be bound to make any investigation into the facts surrounding any transaction that it may have with you on a principal or agency basis or that you may have with your Customers or other persons.

         (G) Notices about Financial Condition of Clearing Broker. At the time you enter into this Agreement, Montgomery Clearing Services shall provide you with the public version of its most recent annual audited financial statements, and if of a later date, most recent semi-annual unaudited financial statement, and with the public version of its most recent Financial and Operational Combined Uniform Single Reports ("FOCUS" Reports). Subsequently, at your request Montgomery Clearing Services shall provide you with copies of the public version of its annual audited financial statements. At the time Montgomery Clearing Services provides any notice or report to the SEC or any SRO pursuant to Rule 17a-11 under the Exchange Act, or pursuant to the Rules referenced in Rule 17a-11(h) under the Exchange Act, it shall notify you by telephone and immediately thereafter provide a copy of such notice or report. Upon request, Montgomery Clearing Services shall further provide you, monthly or more frequently if so requested by you and if you have a reasonable purpose for requesting, information and reports relating to its financial condition, including but not otherwise limited to information regarding its aggregate indebtedness ratio, net capital and excess net capital, but excluding any information related to results of operations.

         (H) Form BD and Restriction Agreement. Montgomery Clearing Services shall provide you at the time of the execution of this Agreement, with a current composite Form BD and any "Membership Agreement", and subsequently upon your request, with any amendment or supplement to its Form BD or Membership Agreement.

SECTION 3.  Fees to Montgomery Clearing Services; Your Commissions.

         (A) Fees. You agree to pay Montgomery Clearing Services for its services pursuant to this Agreement the amounts set forth in Schedule A to this Agreement.

         (B) Introducing Broker Commissions. Clearing Broker will remit monthly to you any commission revenue or markups due you, payable by the 5th day of each calendar month for all amounts earned during the preceding month, and after deduction of (a) all clearing and other charges, costs, or expenses due Montgomery Clearing Services in accordance with the terms of this Agreement; (b) all charges payable by Montgomery Clearing Services on your account; and (c) all amounts due Montgomery Clearing Services from you under this Agreement including amounts arising from any incurred or accrued losses, liabilities, or damages in accordance with the terms hereof.

SECTION 4.  Procedures for Introduced Accounts.

         (A) Opening and Maintaining Accounts; Responsibility of Introducing Broker

         (i) Customer Agreements; Documentation and Information. At or prior to the time of the opening of each Introduced Account, you shall obtain, verify and furnish Montgomery Clearing Services with all information or documentation concerning such Introduced Account which Montgomery Clearing Services may require including, (I) a "Margin Agreement,"(ii) in respect of any agency Introduced Account, the name of any principal for whom the agent is acting and written evidence of the agent's authority, (iii) tax-related documentation and certifications, and (iv) any other document necessary to comply with the Laws and Regulations. The Margin Agreement and any other agreements in respect of the Introduced Accounts to which Montgomery Clearing Services is a party or a beneficiary (collectively, the "Customer Agreements") shall be on forms supplied by Montgomery Clearing Services. Montgomery Clearing Services will mail Customer Agreements and other documentation to Customers or potential customers at your request, provided that you reimburse Montgomery Clearing Services for the expenses of mailing. You shall obtain and retain for each Introduced Account a "Cash Account Agreement" in form and substance reasonably satisfactory to Montgomery Clearing Services and which names Montgomery Clearing Services as an express third-party beneficiary. Within five days of any request of Montgomery Clearing Services, you shall furnish Montgomery Clearing Services with any other additional or supplementary documents regarding, and agreements executed by, the Customer in respect of the Introduced Account on forms supplied by Montgomery Clearing Services. Montgomery Clearing Services reserves the right to negotiate the terms of its Customer Agreements and other agreements executed by the Customers. All changes reflected in writing on the Customer Agreements are deemed accepted by you if you do not promptly, following your receipt of such agreement, object in writing to both Montgomery Clearing Services and the Customer. The terms of all existing and future Customer Agreements are deemed incorporated herein by reference.

         (ii) Requirement of Margin Agreements. All transactions in any Introduced Account are to be considered cash transactions until such time as Montgomery Clearing Services has received and accepted a Margin Agreement, duly and validly executed in respect of such Introduced Account.

         (iii) Credit Review and Information. You will be solely responsible for the conduct of your own credit review of any Customer. Each party will make available upon request of the other the information it obtains from standard industry services regarding the creditworthiness of any Introduced Account.

         (iv) Failure To Comply With Documentation Requirements. If any documentary or agreement request made by Montgomery Clearing Services has not been satisfied, Montgomery Clearing Services may in its sole discretion refuse any or all orders or transactions for the Introduced Account or close the Introduced Account at any time. If orders are placed or transactions executed for an Introduced Account after Montgomery Clearing Services has restricted trading in the Introduced Account because of insufficient documentation, no commission credit will be granted to you on such orders or transactions. On receipt of the necessary documents, this credit restriction will be lifted with respect to future commissions, but no past commissions will be credited or paid.

         (v) Rejection or Termination of Accounts. Montgomery Clearing Services reserves the right to reject any requested Introduced Account and to terminate any previously accepted Introduced Account at any time.

         (B)     Customer Payment and Delivery Obligations; Margin Requirements.

         (i) Responsibility for Payments and Deliveries. You are liable as primary obligor to Montgomery Clearing Services for all payments of money and deliveries of securities by the Introduced Accounts including (a) timely payments and deliveries following or in respect of a transaction, (b) maintaining at all times margin in each Introduced Account to the satisfaction of Montgomery Clearing Services, (c) the payment of any debit balance in an Introduced Account and the delivery of securities in respect of any short sale or securities borrowing, (d) until funds are credited to Montgomery Clearing Services, all payments to Montgomery Clearing Services on checks received by it in connection with the Introduced Accounts, (e) payment and delivery of "when issued" transactions in the Introduced Accounts, (f) the delivery of securities sold and the return of securities loaned in good delivery form, without restrictive legends of any kind, and (g) any loss or damage Montgomery Clearing Services may incur resulting from any failure by a Customer in respect of an Introduced Account to pay or make delivery as required. Your obligations shall continue whether or not any margin extensions have been granted by Montgomery Clearing Services and whether or not such extensions have been requested by you. You acknowledge that Montgomery Clearing Services has sole discretion to execute buy-ins or sell-outs in any Introduced Account, or to exercise any other remedies available against the Customer or Introduced Account, regardless of whether such action is required by the Laws and Regulations. You further agree that you are liable as primary obligor to Montgomery Clearing Services for the obligations of your Customers under their respective Customer Agreements as such may exist from time to time and as further provided in Section 11(C) of this Agreement.

         (ii) Determination of Margin Requirements. It shall be solely within the discretion of Montgomery Clearing Services to determine from time to time and at any time the minimum amount, type and timing of the collateral ("margin") to be collected in respect of any Introduced Account or position held in an Introduced Account. Montgomery Clearing Services may require more margin of an Introduced Account than is required by the Laws and Regulations. Montgomery Clearing Services shall be responsible for generating all initial and maintenance margin calls and may itself send such calls or may instruct you to send such calls. You shall remain responsible as primary obligor for the collection of such margin payments as set forth in the preceding paragraph.

         (C) Prime Brokerage Customers. Where you act as an executing broker for Introduced Accounts that prime broker their securities away from you (a "Prime Brokerage Customer"), you shall notify Montgomery Clearing Services with respect to each account for which you intend to act as an executing broker and you shall be solely responsible for conducting your own credit review with respect to each such Prime Brokerage Customer. You shall promptly notify Montgomery Clearing Services, but in no event later than 5:00 p.m. New York time of trade date, in a mutually acceptable fashion, of such trades in sufficient detail for Montgomery Clearing Services to be able to report and transfer any trade executed by you on behalf of a Prime Brokerage Customer to the relevant prime broker. You understand and agree that if the prime broker shall disaffirm or "DK" any trade executed by you on behalf of a Prime Brokerage Customer, you shall, if you have not already done so, open an account for such Prime Brokerage Customer with Montgomery Clearing Services and shall transfer or deliver the trade to such account for your risk and expense to the same extent as for any other account introduced by you pursuant to this Agreement and subject to the right of Montgomery Clearing Services to reject Introduced Accounts or individual trades. You understand and agree that for certain Prime Brokerage Customers, NationsBanc Montgomery Securities LLC may act as the prime broker. In certain instances, NationsBanc Montgomery Securities LLC as the prime broker will notify you that a problem exists and that it is unable to settle the trade and NationsBanc Montgomery Securities LLC acting as the clearing broker will request that you open a margin account for such Prime Brokerage Customer and transfer or deliver the trade to such margin account for your risk and expense to the same extent as for any account introduced by you pursuant to this Agreement and subject to Montgomery Clearing Services' right to reject an Introduced Account or an individual trade. You understand and agree that all transactions for your Prime Brokerage Customers shall be conducted in accordance with the requirements of the SEC and of the Laws and Regulations generally governing prime brokerage transactions. In this regard, you acknowledge that you will enter into all prime brokerage agreements with your customers and that you are responsible for obtaining and maintaining all prime brokerage documentation.

SECTION 5.  Trading and Trading Procedures.

         (A) Transmission of Orders. An order for an Introduced Account may be transmitted to Montgomery Clearing Services only by you and your agents. You shall be solely and exclusively responsible for approving all orders for the Introduced Accounts and for establishing procedures to ensure that such approved orders and transactions are transmitted properly to Montgomery Clearing Services for execution and/or clearance.

         (B) Acceptance/Rejection. Montgomery Clearing Services reserves the right to accept or reject for execution or clearance any order or transaction for an Introduced Account. Further, Montgomery Clearing Services reserves the right, in its sole discretion, to restrict trading in any Introduced Account owned by your customers, and to the extent Montgomery Clearing Services considers it necessary or appropriate for the protection of its business or capital, your proprietary accounts, to liquidating orders or cash transactions only, or to prohibit certain trading strategies or trading of certain securities or types of securities.

         (C) Contra Broker. When you either execute your own orders or otherwise designate the contra broker to any transaction, you shall be responsible as primary obligor to Montgomery Clearing Services for any loss it suffers in the event that the contra broker fails to perform. Without limiting the foregoing, Montgomery Clearing Services shall have the right in its sole discretion to refuse to trade with any contra broker or to limit the size of any trade with a contra broker. In the event you trade with a contra broker that has not been approved by Montgomery Clearing Services, or in excess of an amount approved by Montgomery Clearing Services, Montgomery Clearing Services shall have the right to reject all or any part of the transaction for clearance and settlement. You agree to take all appropriate capital charges on your books arising out of or incurred in connection with your executing orders away from Montgomery Clearing Services. You agree to comply with all requirements of the Automated Confirmation Transaction system ("ACT"), including the provisions by which Montgomery Clearing Services may limit your "Gross Dollar Thresholds" as such term is defined in the ACT Rules.

SECTION 6.  Charges and Interest Payments to Introduced Accounts.

         (A) Commissions and Mark-Ups. You will have complete discretion over the amount of commissions, mark-ups, or other charges or expenses in respect of transactions in the Introduced Accounts (collectively, "Customer Charges"); provided that any such Customer Charge shall be within the usual and normal operational capabilities of Montgomery Clearing Services. You represent and warrant that no Customer Charge will violate the Laws and Regulations.

         (B) Margin Interest Rate. Montgomery Clearing Services, as mutually agreed, shall determine the minimum rate of margin interest charged on any Introduced Account that has a debit balance. You and Montgomery Clearing Services may mutually agree on an actual rate of margin interest which is higher than such minimum rate. Interest income earned through such charges to any Introduced Account shall be shared, as defined in Schedule A of this Agreement.


         (C) Default Charges. Montgomery Clearing Services shall determine the charge, and the timing of such charge, to any Introduced Account maintained by Montgomery Clearing Services, including the liquidation of securities held in the Introduced Account and the crediting of the proceeds to satisfy any obligations owed to Montgomery Clearing Services, upon a loss or liability incurred by Montgomery Clearing Services resulting from transactions or positions in any Introduced Account, including, but not limited to any item described in Section 4(B) of this Agreement.

         (D) Free Credit Balances. Montgomery Clearing Services shall pay you interest on free credit balances as defined in Schedule A of this Agreement.

SECTION 7.  Communications with Customers and Others.

         (A) NYSE Rule 382. Montgomery Clearing Services agrees to provide on your behalf written notice from you to your existing Customers, and any future Customer, before, as to the nature of the services to be provided by Montgomery Clearing Services pursuant to this Agreement, and your and Montgomery Clearing Service's respective obligations to such Customers. Such written notice shall be in the form of a letter, in form and content agreeable to both parties, that complies with NYSE Rule 382 (the "Rule 382 Letter").

         (B) Notations on Mailings. All confirmations, and monthly or quarterly statements, and other notices prepared by Montgomery Clearing Services to Introduced Accounts shall indicate that the Introduced Accounts were introduced by you and that the role of Montgomery Clearing Services is that of a clearing broker only. Inadvertent omission of such notations shall not be deemed to constitute a breach of this Agreement. Copies of the forms of all of the foregoing shall be furnished by Montgomery Clearing Services to you.

         (C) Written Approval For References To Clearing Broker. You shall not, without the prior written approval of Montgomery Clearing Services, state in any advertisement, promotional material or any public media, including any electronic media such as a Web site or over the Internet, that you have entered into this Agreement with Montgomery Clearing Services, or make any reference to Montgomery Clearing Services or the services it furnishes to you pursuant to this Agreement.

         (D) Customer Correspondence, Complaints, Actions.

         (i) Customer inquiries and complaints shall be promptly investigated and answered by the party responsible for the subject matter of the inquiry.

         (ii) In the event any Customer correspondence is not directed to the party who is responsible under the terms of this Agreement for the area to which the correspondence relates, the original recipient of the Customer correspondence shall immediately forward the correspondence to the other party, which shall respond to it.

         (iii) You and Montgomery Clearing Services shall give the other written notice and provide a copy of any customer complaint, threat of action or commencement of litigation involving any of the Introduced Accounts or Customers which directly or indirectly refers to the other party or that relates to the services that the other party is responsible for hereunder.

         (iv) In the event that Montgomery Clearing Services deems it advisable to commence an action or proceeding against any of your Customers for malfeasance, misfeasance or nonfeasance, Montgomery Clearing Services may do so after notice to you, or, when you have an obligation to indemnify Montgomery Clearing Services under Section 11 of this Agreement and upon the request of Montgomery Clearing Services, you shall institute such action or proceeding.

SECTION 8.  Certain Responsibilities of Introducing Broker.

         (A) Deposits Of Payments and Securities. You shall promptly turn over to Montgomery Clearing Services any and all payments and securities that you receive from Customers and, concurrently therewith, all such information as may be relevant or necessary to enable Montgomery Clearing Services to record promptly and properly such payments and securities in the respective Introduced Accounts.

         (B) Responsibility as to Introduced Accounts and Transactions. Without limiting your general obligations in respect of the Introduced Accounts, you shall be solely and exclusively responsible for the following obligations (to the extent required by the Laws and Regulations) in respect of all Introduced Accounts and transactions executed with or for Introduced Accounts (including Introduced Accounts managed by any investment adviser or other third party):

         (i) ensuring that the Customers are not minors or subject to any prohibitions under the Laws and Regulations generally relating to the incapacity of any Introduced Account, or any conflict of interest relating to such Introduced Account, such as those arising under Section 206(3) of the Investment Advisers Act of 1940;

         (ii) determining that any transactions introduced, or orders and instructions given, to Montgomery Clearing Services have been properly authorized in advance by the Introduced Account and determining the genuineness of all certificates, papers, and signatures provided by each Introduced Account;

         (iii) determining that all orders or transactions for Introduced Accounts comply in all respects with the Laws and Regulations,

         (iv) using due diligence to learn and know on a continuing basis the essential facts concerning each Customer, including verifying the address changes of each Customer, knowing all persons holding a power of attorney over any Introduced Account, being familiar with each order in any Introduced Account and at all times fully complying with NYSE Rule 405 and all similar Laws and Regulations;

         (v) determining the suitability of all transactions (including option transactions) for Introduced Accounts, including with respect to the frequency of trading in the Introduced Accounts and that any transaction is consistent with the investment objectives of the Introduced Account;

         (vi) ensuring that there is a reasonable basis for all recommendations made to Customers;

         (vii) the  handling  of  any  discretionary  Introduced   Accounts,  as
required  by NYSE Rule 408 or any other
applicable Laws and Regulations;

         (viii) compliance with any notice or approval requirement to any employer of a Customer having an interest in, or controlling, an Introduced Account, including obligations imposed by NYSE Rule 407 or any other applicable Laws and Regulations;

         (ix) compliance with any NASD  regulation or  interpretation  governing
"Free-Riding and Withholding" and any other Law or Regulation governing permitted purchases in a public offering;

         (x) compliance with any and all disclosure document requirements, option agreement requirements, and supervisory requirements, in connection with Introduced Accounts that enter into option transactions;

         (xi) compliance with "payment for order flow" disclosure; provided, however, that any documents provided to Customers in connection therewith shall be approved by Montgomery Clearing Services in advance of transmission;

         (xii) making available to Montgomery Clearing Services for delivery any prospectus required pursuant to the prospectus delivery requirements of the Securities Act or by other applicable Laws and Regulations;

         (xiii) specifically approving the opening of any new account, in compliance with NYSE Rule 405(3) and other applicable Laws and Regulations, before forwarding such account to Montgomery Clearing Services as a potential Introduced Account;

         (xiv) compliance with all Laws and Regulations concerning transfers of "restricted" or "control" securities in Introduced Accounts; and

         (xv)  obtaining  and  maintaining  all  documents   necessary  for  the
performance of your responsibilities under this Agreement and retaining such documents in accordance with all applicable Laws and Regulations.

You shall promptly furnish Montgomery Clearing Services with such documentation with regard to any of the foregoing matters as may be requested by Montgomery Clearing Services. Nothing is this Section 8(B) creates or expands any legal, regulatory or contractual duties that may be owed to any person not a party to this Agreement.

         (C) Supervisory Procedures/Training/Insider Trading. You shall be responsible for your compliance with applicable supervisory requirements under the NYSE Rules, including NYSE Rule 342 and 351, or any related or similar provisions of the Laws and Regulations, including those concerning (i) supervising the activities and training of your principals and registered representatives and other agents in the performance of their functions allocated to you pursuant to the terms of this Agreement, (ii) periodic reviews, investigations, and reports on insider trading and manipulative and deceptive practices with respect to Introduced Accounts, (iii) hiring, selecting, investigating, training, and supervising all of your personnel who open, accept, approve, or authorize transactions in the Introduced Accounts, (iv) establishing written compliance and supervisory procedures for the conduct of the Introduced Accounts and ongoing review of all transactions in Introduced Accounts, and (v) maintaining compliance and supervisory personnel adequate to implement such procedures.

         (D) Registered Personnel. You shall be responsible for, and you represent that, before you commence any trading in options or other special types of securities for any Introduced Account, you will have appropriately registered representatives and principals with the appropriate SRO(s).

SECTION 9.  Information to be Provided by Introducing Broker.

         (A) Financial Information. At the time you enter into this Agreement, you shall provide Montgomery Clearing Services with your most recent annual audited financial statements, and if of a later date, most recent semi-annual unaudited financial statement, and with your most recent Financial and Operational Combined Uniform Single Reports ("FOCUS" Reports). Subsequently, you shall provide Montgomery Clearing Services with copies of your annual audited, and semi-annual unaudited, financial statements as well as copies of all financial information and reports you file with or provide to the SEC or any SRO, including but not otherwise limited to FOCUS Reports, at the same time you so file or provide such document. At the time you provide any notice or report to the SEC or any SRO pursuant to Rule 17a-11 under the Exchange Act, or pursuant to the Rules referenced in Rule 17a-11(h) under the Exchange Act, you shall notify Montgomery Clearing Services by telephone and immediately thereafter provide a copy of such notice or report. You shall also immediately inform Montgomery Clearing Services of any alleged deficiency or violation asserted by a Financial Regulatory Authority or by your accountants, relating to capital, financial recordkeeping or accounting matters, which if as alleged could result in an adjustment to your net capital of 5% or more. Upon request, you shall further provide Montgomery Clearing Services, monthly or more frequently if so requested by Montgomery Clearing Services, information and reports relating to your financial condition, including but not otherwise limited to information regarding your aggregate indebtedness ratio, net capital and excess net capital.

         (B) Form BD and Restriction Agreement. You shall provide Montgomery Clearing Services at the time of the execution of this Agreement, with a current composite Form BD and any "Membership Agreement", and subsequently, upon request of Montgomery Clearing Services, with any amendment or supplement to your Form BD or Membership Agreement. In addition, upon request of Montgomery Clearing Services, you shall provide any information you file or have on file with any Financial Regulatory Authority relating to you or any of your directors, officers and agents.

         (C) Litigation and Regulatory. You shall promptly provide to Montgomery Clearing Services, but in any event within three (3) business days of the initiation of any such event, to the extent it relates or could foreseeably relate in a material way to your business activities, all information concerning every action, suit, investigation, inquiry, or proceeding (formal or informal) pending or threatened against or affecting you, any of your affiliates, or any officer, director, general securities principal, financial or operations principal, or employee, independent contractor, or other person associated with you, or their respective property or assets, by or before any court or other tribunal, any arbitrator, any governmental authority, or any SRO.

         (D) Other Information. You shall provide Montgomery Clearing Services with all appropriate data in your possession pertinent to the proper performance and supervision of any function or responsibility specifically allocated to Montgomery Clearing Services pursuant to the terms of this Agreement.

SECTION 10.  Limitations on Activities of Introducing Broker.

         (A) Market making. Upon the execution of this Agreement, you shall provide to Montgomery Clearing Services a written list of all securities with respect to which you are a market maker. You shall give Montgomery Clearing Services prompt written notice of any change in the securities as to which you make a market. To the extent necessary or appropriate for the protection of our business or capital you shall cease making a market in any security or securities within one business day following any request by Montgomery Clearing Services that you so limit your activities.

         (B) Large Positions. You will not accumulate a proprietary position in the securities, whether debt or equity, of any single issuer that is in excess of the dollar and percentage limits set out in Schedule A (the "Issuer Limits").

         (C) No Other Clearing Agents. You agree that Montgomery Clearing Services shall be your only clearing agent and that all transactions in any customer or proprietary account serviced by your firm shall be cleared exclusively through Montgomery Clearing Services.

         (D) No Statements or Billings. You shall not generate and/or prepare any statements, bills, or confirmations respecting any Introduced Account unless expressly authorized to do so by Montgomery Clearing Services.

         (E) Change in Business. You shall not make any change in your line of business which would require you to indicate an additional item on Item 10 of Form BD or would require you to obtain any additional registrations, including but not limited to commodities or insurance registrations, without the prior written consent of Montgomery Clearing Services. You shall not acquire another business by merger, acquisition of stock or assets, or other similar transaction without the prior written consent of Montgomery Clearing Services. Such consent shall not be unreasonably withheld or delayed.

SECTION 11.  Errors, Controversies and Indemnities.

         (A) Limitations of Montgomery Clearing Services Liability, Including Use of Independent Service Providers.

         (i) Montgomery Clearing Services' sole responsibility and liability is expressly provided by the Agreement and is limited to you. In no event shall Montgomery Clearing Services be responsible to any person for indirect or consequential damages arising out of any action or inaction by it, regardless of any notice. Montgomery Clearing Services shall not be liable for any loss caused, directly or indirectly, by government restrictions, exchange or market rulings, suspension of trading, war, strikes or other conditions beyond the control of Montgomery Clearing Services. In the event that any communication network, data processing system, or computer system used by Montgomery Clearing Services or by you, not owned or provided by Montgomery Clearing Services, is rendered inoperable, Montgomery Clearing Services shall not be liable to you for any loss, liability, claim, damage or expense resulting, either directly or indirectly, therefrom.

         (ii) Montgomery Clearing Services may, at its reasonable option, retain one or more independent data processing or other service bureaus to perform functions allocated to Montgomery Clearing Services under this Agreement. Montgomery Clearing Services will not be responsible for any losses, damages, liability or expenses claimed by you or your Customers arising from any such failure beyond the amount of such losses, damages, or expenses incurred by you that Montgomery Clearing Services is able to recover pursuant to the terms of its agreement with such service bureau.

         (B) Indemnification From Montgomery Clearing Services. Montgomery Clearing Services hereby agrees to indemnify, defend and hold harmless you, your agents, officers, directors and each person, if any, who controls you within the meaning of Section 20 of the Exchange Act, from and against any and all losses, claims, damages, liabilities and expenses, including attorney's fees and costs, arising out of one or more of the following: (i) the failure of Montgomery Clearing Services to properly perform its duties, obligations and responsibilities as set forth in this Agreement; (ii) any dishonest, fraudulent, negligent or criminal act or omission on the part of Montgomery Clearing Services or any of its officers, directors or employees; or (iii) the breach by Montgomery Clearing Services of any representation or warranty made by it under this Agreement.

         (C) Indemnification from Introducing Broker. You hereby agree to indemnify, defend and hold harmless Montgomery Clearing Services, its agents, officers and directors, and each person, if any, who controls Montgomery
Clearing Services within the meaning of Section 20 of the Exchange Act (collectively, "Indemnified Persons") from and against any and all losses, claims, damages, liabilities and expenses, including attorney's fees and costs, arising out of one or more of the following:

         (i) any obligation of an Introduced Account as provided in Section 4(B) of this Agreement and failure of an Introduced Account to comply with a Customer Agreement or other agreement with Montgomery Clearing Services that you have approved or are deemed to have approved pursuant to Section 4(A) of this Agreement, whether or not such failure is within your control;

         (ii) your failure to properly perform your duties, obligations and responsibilities as set forth in this Agreement;

         (iii) any dishonest,  fraudulent, negligent or criminal act or omission
on  the  part  of  any  of  your  officers,  directors,   employees,  registered
representatives or customers;

         (iv) all claims or disputes between you and your Customers with respect to the matters set forth in this Agreement (excluding claims or disputes to the extent arising out of the failure of Montgomery Clearing Services to perform its obligations under this Agreement), it being understood and agreed that you guarantee the validity of Customer orders in the form such orders are transmitted to Montgomery Clearing Services by you and you stand in the position of primary obligor to Montgomery Clearing Services for the purpose of assuring that each Customer will promptly and fully perform its commitments and obligations with respect to all transactions in its accounts carried by Montgomery Clearing Services;

         (v) any adverse claims with respect to any Customer securities delivered to or cleared by Montgomery Clearing Services, except for adverse claims created by Montgomery Clearing Service's failure to handle such securities in accordance with your instructions, it being understood and agreed that Montgomery Clearing Services shall be deemed to be an intermediary between you and your Customers and Montgomery Clearing Services shall be deemed to make no representations or warranties other than as provided in Section 8-306(3) of the New York Uniform Commercial Code;

         (vi) any default by any  over-the-counter  contra broker as provided in
Section 5(C) of this Agreement and claim by any third-party or contra broker arising out of Montgomery Clearing Services' rejection of any transaction pursuant to such Section;

         (vii) your  breach  of  any   representation  or  warranty  under  this
Agreement; or

         (viii) Montgomery Clearing Services' guarantee of any signatures with respect to transactions in the Introduced Accounts.

         (D) Customer Controversies. Errors, misunderstandings or controversies, except those specifically otherwise covered in this Agreement, between the Customer and you or any of your employees which shall arise out of your acts or omissions (including, without limiting the foregoing, your failure to deliver promptly to Montgomery Clearing Services any instructions received by you from Customers with respect to the voting, tender or exchange of shares held in an Introduced Account) shall be your sole and exclusive responsibility. In the event that, by reason of such error, misunderstanding or controversy, you in your discretion deem it advisable to commence an action or proceeding against a Customer, you shall indemnify and hold Montgomery Clearing Services and the Indemnified Parties harmless from any loss, liability, damage, claim, cost or expense (including but not limited to reasonable fees and expenses of legal counsel) which Montgomery Clearing Services or the Indemnified Parties may incur or sustain directly or indirectly in connection therewith or under any settlement thereof. If such error, misunderstanding or controversy shall result in the bringing of any action or proceeding against Montgomery Clearing Services or the Indemnified Parties, you shall indemnify and hold Montgomery Clearing Services and the Indemnified Parties harmless from any loss, liability, damage, claim, cost or expense (including but not limited to reasonable fees and expenses of legal counsel) which Montgomery Clearing Services or the Indemnified Parties may incur or sustain directly or indirectly in connection therewith or under any settlement thereof.

         (E) Notification Requirements. In case any proceeding (including any Financial Regulatory Authority investigation) shall be instituted involving any person in respect of which indemnity may be sought pursuant to this Section, such person (hereinafter called the indemnified party) shall promptly notify the person against whom such indemnity may be sought (hereinafter called the indemnifying party) in writing and the indemnifying party, upon request of the indemnified party, shall retain counsel satisfactory to the indemnified party to represent the indemnified party. It is understood that the indemnifying party shall not, in connection with any proceeding or related proceeding in the same jurisdiction, be liable for the reasonable fees and expenses of more than one separate firm (in addition to any local counsel) for all such indemnified parties, and that all such fees and expenses shall be reimbursed as they are incurred. The indemnifying party shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final judgment for the plaintiff, the indemnifying party agrees to indemnify the indemnified party from and against any loss or liability by reason of such settlement or judgment. Notwithstanding the foregoing sentence, if at any time an indemnified party shall have requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel required to be paid in this Section, the indemnifying party agrees that it shall be liable for any settlement of any proceeding effected without written consent if (i) such settlement is entered into more than thirty (30) days after receipt by such indemnifying party of the aforesaid request and (ii) such indemnifying party shall not have reimbursed the indemnified party in accordance with such request prior to the date of such settlement. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such proceeding.

         (F)  Survival of  Indemnity.  The  indemnification  provisions  in this
Section 11, shall remain operative and in full force and effect, regardless of the termination of this Agreement, and shall survive any such termination.

         SECTION 12.  Collateral Account; Security Interest.

         (A) The Collateral Account. You shall establish and maintain an account at Montgomery Clearing Services (the "Collateral Account"), which shall at all times contain either cash, or securities issued or guaranteed as to principal and interest by the United States of America, having a remaining maturity of ten
(10) years or less, or a combination of both, having in the aggregate a market value of not less than the amount set out in Schedule A (the "Required Deposit"). The Collateral Account shall not be deemed to be margin for any Introduced Account and shall not in any way constitute an ownership interest in NationsBanc Montgomery Securities LLC. Montgomery Clearing Services shall have the right, in its discretion, to increase the amount of the Minimum Deposit to be maintained with Montgomery Clearing Services by you. You may not reduce the value of cash or securities in the Collateral Account below the Minimum Deposit until the latest of (i) the termination of this Agreement, (ii) ten days after the last transaction in respect of an Introduced Account has been settled and
(iii) you have transferred to another broker-dealer all margin accounts of your Customers or other Introduced Accounts having a debit balance, other than accounts that NationsBanc Montgomery Securities LLC has agreed in writing to accept.

         (B) Transfers to Collateral Account. All transfers of funds by you to the Collateral Account shall be in immediately available funds. All securities transferred by you to the Collateral Account (i) shall be in suitable form for transfer or shall be accompanied by duly executed instruments of transfer or assignment in blank and such other documentation as the party receiving possession may reasonably request, (ii) shall be transferred on the book-entry system of a Federal Reserve Bank, or (iii) shall be transferred by any other method acceptable to Montgomery Clearing Services. As used herein with respect to securities, "transfer" is intended to have the same meaning as when used in
Section 8-313 of the New York Uniform Commercial Code.

         (C) Security Interest; Remedies. You hereby grant Montgomery Clearing Services a first priority perfected security interest in all your assets in the possession of Montgomery Clearing Services (including all assets in the Collateral Account and any after acquired property, the "Collateral") as security for the repayment of all your obligations and liabilities to Montgomery Clearing Services, including but not limited to the indemnification obligations under Section 11 hereof, the clearing fees and the Minimum Monthly Fee and any other amounts owed by you to Montgomery Clearing Services. In the event that you default (as defined below), Montgomery Clearing Services may, without further notice to you, offset any and all liabilities, costs, or expenses (whether mature or contingent, liquidated or unliquidated and regardless of the currency in which denominated) due it from you, against commission revenue due you, the Collateral Account or any other your assets then in the possession of Montgomery Clearing Services.

Montgomery Clearing Services has the right to take any further action necessary to perfect its security interest in the Collateral, including marking its books and records to indicate the existence of such security interest. Moreover, you agree to execute such documents and take such other action as Montgomery Clearing Services shall reasonably request, now and in the future, in order to allow it to perfect its rights with respect to any such Collateral.

You appoint Montgomery Clearing Services as your attorney-in-fact to act on your behalf to sign, seal, execute and deliver all documents, and do all such acts as may be required to realize upon all rights in the Collateral.

In the event of a breach or default under this Agreement or any other agreement, instrument or document between NationsBanc Montgomery Securities LLC and you, or by you for the benefit, in whole or in part, of NationsBanc Montgomery Securities LLC, or in the event of the occurrence of any Event of Default (as described below), Montgomery Clearing Services shall have, in addition to the rights and remedies provided below, all rights and remedies available to a secured creditor under common law and any other applicable law, including Articles 8 and 9 of the New York Uniform Commercial Code (whether or not such Articles 8 and 9 are otherwise applicable).

Montgomery Clearing Services is hereby authorized, in its discretion: (1) to cancel any outstanding orders for the purchase or sale of any securities or other property, and/or (2) to sell or otherwise dispose of any or all of the securities or other property which may be in its possession or control (either individually or jointly with others), and/or (3) to buy in any securities or other property of which your account or accounts may be short, and/or (4) otherwise foreclose upon any Collateral. Such sale, purchase or cancellation may be made on the exchange or other market, if any, where such business is then usually transacted, or at public auction or at private sale. Except for such notice as may be required under applicable law, Montgomery Clearing Services may make such sale or transfer without advertising the same and without any notice of the time or place of sale to you or to your representatives, and without prior tender, demand or call of any kind upon you or upon your representatives, all of which are expressly waived. Furthermore, Montgomery Clearing Services may be a purchaser at any sale of Collateral under this section. Montgomery Clearing Services and any other purchaser may purchase the whole or any part of the Collateral free from any right of redemption, and you shall remain liable for any deficiency; it being understood that a prior tender, demand or call of any kind from Montgomery Clearing Services, or prior notice from Montgomery Clearing Services, of the time and place of such sale or purchase shall not be considered a waiver of its right to sell or buy any securities or other Property held by it, or which you may owe to it, at any time as provided herein.

To the extent permitted by the laws of the State of New York, you agree to pay Montgomery Clearing Services the reasonable costs and expenses of collection, including, but not limited to, attorneys' fees incurred and payable or paid by it, for any debit balance and any unpaid deficiency in any Introduced Account.

         (D) Interest. Clearing Broker shall, from time to time, pay interest to you on the cash held in the Collateral Account at such rate as shall be set out by Montgomery Clearing Services in a separate letter agreement.

SECTION 13.  Additional Representations and Warranties.

         (A) The Introducing Broker. You represent, warrant, and covenant as follows, which representations, warranties and covenants shall be deemed repeated on each day that Montgomery Clearing Services executes an order or clears and settles a trade for an Introduced Account:

         (i) You have and shall maintain at all times during the life of this Agreement "net capital," computed in accordance with Rule 15c3-1 of the 1934 Act, equal to the greatest of the amount required of you by such Rule or the amount required under the Rules of any SRO of which you are a member, and the amount set out in Schedule A (the "Minimum Capital Requirement"). You are in compliance, and during the term of this Agreement will remain in compliance with, all financial reporting and record keeping requirements applicable to you under the Laws and Regulations. You shall immediately notify Montgomery Clearing Services if (i) your net capital is less than the amount set forth in the preceding sentence, (ii) your excess net capital is less than 10% of required net capital, (iii) if, assuming you compute your net capital under the "basic method," your aggregate indebtedness ratio reaches or exceeds 10 to 1, or (iv) if, assuming you operate under the "alternative method," your net capital is less than 5% of aggregate debit items computed in accordance with Rule 15c3-3.

         (ii) You are a member in good standing of the NASD and your agents that deal with any Introduced Accounts, or that trade for or supervise the Introduced Accounts, are appropriately registered with the NASD or any other required SRO. You agree to promptly notify Montgomery Clearing Services of any SRO memberships or affiliations. You are registered with the SEC under Section 15 of the Exchange Act. You and your agents are registered or licensed and are qualified to do business in each jurisdiction where such registration or qualification shall be required in respect of transactions in the Introduced Accounts or other services provided to the Customers.

         (iii) You have all the requisite authority in conformity with all applicable Laws and Regulations to enter into this Agreement and to retain the services of Montgomery Clearing Services in accordance with the terms hereof and have taken all necessary action to authorize the execution of this Agreement and the performance of your obligations hereunder.

         (iv) Except as required by law or by Financial Regulatory Authorities, you shall keep confidential any confidential information you may acquire as a result of this Agreement regarding the business and affairs of Montgomery Clearing Services, which requirement shall survive the life of this Agreement.

         (v) You shall carry a Securities Dealer Blanket Bond insurance policy in a minimum dollar amount and with a maximum deductible set out in Schedule A and otherwise acceptable to Montgomery Clearing Services as to form, type of coverage and insurance company, in order to fully protect and indemnify Montgomery Clearing Services and the Indemnified Parties against any loss, liability, damage, cost, or expense (including but not otherwise limited to fees and expenses of legal counsel) that Montgomery Clearing Services may suffer or incur, directly or indirectly, as a result of any act of your employees, agents, or partners. The insurance policy should cover, but is not limited to, the following items: employee fidelity, premises, transit, forgery, securities, counterfeiting, facsimile signatures, central handling of securities (if required), computer systems, and loss payee and notification (with Montgomery Clearing Services designated as "joint loss payee"). This insurance coverage shall remain in effect while Montgomery Clearing Services acts as your clearing agent and will include coverage for any claims made or discovered within 90 days following the termination of this clearing relationship. You further agree that if such a 90 day discovery clause is exercisable at your option, you will exercise such option.

         (B)      Montgomery Clearing Services

Montgomery Clearing Services represents, warrants, and covenants as follows:

         (i) NationsBanc Montgomery Securities LLC is, and will remain during the term of this Agreement, a member in good standing of the NASD and the NYSE and duly registered with the SEC.

         (ii) Montgomery Clearing Services has all the requisite authority, in conformity with all applicable Laws and Regulations, to enter into and perform this Agreement and has taken all necessary action to authorize the execution of this Agreement and the performance of its obligations hereunder.

         (iii) NationsBanc Montgomery Securities LLC is, and during the term of this Agreement will remain, in compliance with the capital and financial reporting requirements of the SEC and of every SRO of which it is a member.

         (iv) Montgomery Clearing Services agrees, represents and warrants that the names and addresses of your customers that have or may come to its attention in connection with the clearing and related functions it has assumed under this Agreement are confidential and shall not be utilized by NationsBanc Montgomery Securities LLC except in connection with the functions performed by Montgomery Clearing Services pursuant to this Agreement. Notwithstanding the foregoing, should an Introduced Account request, on an unsolicited basis, that NationsBanc Montgomery Securities LLC become its broker, you acknowledge and agree that it may accept such account.

         (v) Except as required by law or by Financial Regulatory Authorities, Montgomery Clearing Services shall keep confidential any confidential information it may acquire as a result of this Agreement regarding your business and affairs, which requirement shall survive the life of this Agreement.

SECTION 14.  Termination.

         (A) Events of Default. Notwithstanding any provision in this Agreement, the following events or occurrences shall constitute an Event of Default by the involved party, under this Agreement.

         (i) either party hereto shall fail to perform or observe any term, covenant, or condition to be performed hereunder (including, but not limited to, any representation, warranty, or covenant relating to net capital requirements) and such failure shall continue to be unremedied for a period of ten (10) days after receipt of written notice from the non-defaulting party to the defaulting party specifying the failure and demanding that the same be remedied; or

         (ii) any representation or warranty made by either party hereto shall prove to be incorrect at any time in any material respect and such status shall continue unremedied for a period of ten (10) days after receipt of written notice from the non-defaulting party to the defaulting party specifying the matter in question and demanding that same be cured; or

         (iii) a receiver, liquidator, or trustee of either party hereto or any property held by either party, is appointed by court order and such order remains in effect for more than thirty (30) days; or either party is adjudicated bankrupt or insolvent; or a substantial amount of property of either party is sequestered by court order and such order remains in effect for more than thirty
(30) days; or a petition is filed against either party under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and is not dismissed within thirty (30) days after such filings; or

         (iv) either party hereto files a petition in voluntary bankruptcy or seeks relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any petition against it under any such law; or

         (v) either party hereto makes an assignment for the benefit of its creditors, or admits in writing its inability to pay its debts generally as they become due, or consents to the appointment of a receiver, trustee or liquidator of either party, or of any property held by either party; or

         (vi) either party is enjoined, disabled, suspended, prohibited, or otherwise unable to engage in the securities business as a result of any administrative or judicial proceeding or action by the SEC or any other Financial Regulatory Authority.

         (B) Termination Upon The Occurrence Of An Event Of Default. Upon the occurrence of any such Event of Default, the nondefaulting party may, at its option, by notice to the defaulting party declare, that this Agreement shall be thereby terminated and such termination shall be effective as of the date such notice has been communicated to the defaulting party. If you default, Montgomery Clearing Services shall have sole discretion to determine what orders, if any, it shall accept for any Introduced Account, and shall in addition to all rights it has under this Agreement, have all rights granted to it under the Customer Agreements incorporated by reference herein. In such event, Montgomery Clearing Services shall be entitled, upon the consent of the Customer, to accept instructions directly from the Customer.

         (C) Termination Upon Misrepresentation Of Clearing Relationship As Branch, Affiliation Or Agency. Should you in any way hold yourself out as, advertise or represent that you are the agent of, affiliated with, or a branch of Montgomery Clearing Services or NationsBanc Montgomery Securities LLC, Montgomery Clearing Services shall have the power, at its option, to terminate this Agreement and you shall be liable for any loss, liability, damage, cost or expense (including but not limited to fees and expenses of legal counsel) sustained or incurred by Montgomery Clearing Services or NationsBanc Montgomery Securities LLC as a result of such advertisement or representation.

         (D) Termination For Other Reasons. After the first anniversary hereof this Agreement may be canceled by either of the parties hereto upon ninety (90) days' written notice.

         (E) Early Termination. In the event that this Agreement shall be terminated by you for any reason other than pursuant to Section 14(B) prior to two (2) years following the date hereof, you shall pay to Montgomery Clearing Services an early termination fee equal to the expenses incurred by Montgomery Clearing Services in establishing systems procedures and capacity for servicing you and in discontinuing this Agreement. Such early termination fee shall not exceed $250,000. If there is insufficient collateral in the Collateral Account to cover all or part of the termination fee (in addition to any other liabilities of you to Montgomery Clearing Services), said fee shall be paid within ten (10) days after your receipt of a statement of Montgomery Clearing Services setting forth the expenses incurred by Montgomery Clearing Services.

         (F) Survival. Termination shall not affect any of the rights and liabilities of the parties hereto incurred before the date of termination.

SECTION 15.  Miscellaneous.

         (A) Agreement Supersedes Previous Agreements/Modifications. This Agreement supersedes any previous agreement and may be modified only by a writing signed by both parties to this Agreement. Such modification shall not be deemed to be a cancellation of this Agreement.

         (B) Submission of Agreement For Approval. This Agreement and any amendment or modification shall be submitted to and/or approved by the NYSE or such other SRO having authority to review and/or approve this Agreement or any amendment or modification hereof. In the event of any such disapproval, the parties hereto agree to bargain in good faith to achieve the requisite approval.

         (C) Arbitration/Litigation. All disputes and controversies between you and Montgomery Clearing Services relating to or arising out of their relationship or this Agreement shall be submitted to binding arbitration under the auspices of and pursuant to the arbitration rules of the NYSE or the NASD. The award of the arbitrators shall be final and judgment on the award may be entered in any court having jurisdiction.

         (D) Assignment. This Agreement shall be binding upon all successors, assigns or transferees of both parties hereto, irrespective of any change with regard to the name of or the personnel of you or Montgomery Clearing Services. Any assignment of this Agreement shall be subject to the requisite review and/or approval of any SRO whose review and/or approval must be obtained prior to the effectiveness and validity of such assignment. No assignment of this Agreement by either party shall be valid unless the other party consents to such an assignment in writing.

         (E) Governing Law. The construction and effect of every provision of this Agreement, the rights of the parties hereunder and any questions arising out of the Agreement, shall be subject to the statutory and common law of the State of New York without reference to the conflict of law provisions thereof.

         (F) Headings. The headings preceding the text, articles, and sections hereof have been inserted for convenience and reference only and shall not be construed to affect the meaning, construction, or effect of this Agreement.

         (G) Not a Joint Venture or Agency. Neither this Agreement nor any operation hereunder shall create a general or limited partnership, association, joint venture, branch, or agency relationship between you and Montgomery Clearing Services, and you shall not make any statement or representation to the contrary.

         (H) Severability. If any provision or condition of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision or condition. The validity of the remaining provisions and conditions shall not be affected thereby and this Agreement shall be carried out as if any such invalid or unenforceable provision or condition were not contained herein.

         (I) Waiver. The enumeration herein of specific remedies shall not be exclusive of any other remedies. Any delay or failure by any party to this Agreement to exercise any right, power, remedy or privilege in the Agreement, or under any applicable statute or law, shall not be construed to be a waiver of, or to limit the exercise of, such right, power, remedy or privilege. No single, partial or other exercise of any such right, power remedy or privilege shall preclude the further exercise thereof or the exercise of any other right, power, remedy or privilege.

         (J)   Notices.   All   notices,   consents,   directions,    approvals,
restrictions, requests, or other communications required or permitted to be delivered hereunder shall be given to the parties hereto, effective upon delivery, at the addresses specified below:

If to Clearing Broker:

Montgomery Clearing Services
a division of NationsBanc Montgomery Securities LLC
600 Montgomery Street
San Francisco, CA 94111
Attn: Seth J. Gersch
With a copy to: Jack G. Levin

If to Introducing Broker:
John G. Kinnard and Company, Incorporated
920 Second Avenue South
Minneapolis, MN   55402
Attn: William F. Farley, Chairman, President and CEO
With a copy to: General Counsel

Either party may change its address for notice purposes by giving written notice pursuant to registered mail of the new address to the other party.

         (K) Investigation Of Introducing Broker's Credit. The Clearing Broker shall have the right to investigate your credit and financial worthiness.

         (L) Hiring Away. Without the prior written consent of the other party to this Agreement, neither party shall, during the period of this Agreement and for one year following its termination, hire or attempt to hire any person who is employed by the other party or whose employment with the other party terminated within the one-year period prior to the time of hiring.

         (M) Obligations of NationsBanc Montgomery Securities LLC. Any obligations or representations or warranties of Montgomery Clearing Services set forth herein shall be legal obligations, representations or warranties of NationsBanc Montgomery Securities LLC.

         (N) No Third-Party Beneficiaries. Nothing in this Agreement shall be construed in any way to create or enlarge any obligations running to any persons or entities who are not parties to this Agreement or who are not specifically mentioned in this agreement as being the object of any specific indemnification. Nothing in this Agreement shall be construed in any way to create or enhance or give any claims or causes of action to any persons or entities who are not parties to this Agreement or who are not specifically mentioned in this Agreement as being the object of any specific indemnification.

Please evidence your agreement to the following by executing and delivery to Montgomery Clearing Services the enclosed copy hereof, and the information required by Section 9(A) and (B) and 10(A) herein, whereupon you and Montgomery Clearing Services, a division of NationsBanc Montgomery Securities LLC shall have entered into this Agreement.


Very truly yours,

MONTGOMERY CLEARING SERVICES
a division of NationsBanc Montgomery Securities LLC



By:  /s/    Seth J. Gersch
Seth J. Gersch, President and Chief Executive Officer


Accepted and Agreed:

JOHN G. KINNARD AND COMPANY, INCORPORATED



By:   /s/    William F. Farley
William F. Farley, Chairman, President and Chief Executive Officer

   Confidential portions of this document indicated by "###" have been omitted and filed separately with the Commission


                          Montgomery Clearing Services
               a division of NationsBanc Montgomery Securities LLC


                                   SCHEDULE A

                           JOHN G. KINNARD & CO., INC.


Trade Processing
         Listed Equities Agency                                                                   ###
         OTC Equities Agency                                                                      ###
         Fixed Income Agency                                                                      ###
         Principal Equity Transactions Retail vs. Inventory Account                               ###
         Principal Fixed Income Transactions Retail vs. Inventory Account                         ###
         Principal Transactions - Dealer Side - Equity                                            ###
         Principal Transactions - Dealer Side - Fixed Income                                      ###
         Managed Accounts                                                                         ###
         Options                                                                                  ###
         Mutual Funds Load and No Load Fund/SERV                                                  ###
         Mutual Load Funds - X-Fund Serv                                                          ###
         Foreign Securities                                                                       ###
         Syndicate                                                                                ###
         Average Price Transactions (into average price acct.)                                    ###

Execution
         Listed Equities
                  Executed  through  Electronic  Execution  Systems                               ###
                  NYSE DOT Rates                                                                  ###
                  Market Orders up to 2,099 shares                                                ###
                  Pre-Opening Market Orders up to 30,099 shares                                   ###
                  Limit Orders  executed under 2 minutes, up to 99,999 shares
                                                                                                  ###
                  Executed by NMS floor operations                                                ###

         OTC                                                                                      ###
         Corporate Bonds                                                                          ###
         Options
                  Premiums of 1/16 to 15/16                                                       ###
                  Premiums of 1 to 3 15/16                                                        ###
                  Premiums of 4 and up                                                            ###

Interest Charges
         DK's                                                                                     ###
         Inventory                                                                                ###
         Margin Balances of:
                  $0-49,999                                                                       ###
                  $50,000-99,999                                                                  ###
                  $100,000-149,999                                                                ###
                  $150,000-249,999                                                                ###
                  $250,000-499,999                                                                ###
                  $500,000-749,999                                                                ###
                  $750,000-999,999                                                                ###
                  1 Million and above                                                             ###



Interest Income
Interest and 12b1 Fee Sharing
         Dreyfus General Family of Funds - Class B                                                ###
         Dreyfus Cash Management Family of Funds                                                  ###
         Dreyfus Treasury Cash Mgt. Adm. Shares                                                   ###
         Based upon income received from the fund
         Customer Debit Balances                                                                  ###
           Based upon the spread between Broker Call and the actual rate charged to customers

Customer Free Credits
         Based on NMS Credit Interest Rate                                                        ###


Miscellaneous Charges
         Fund Transfers                                                                           ###
         Legal Transfers                                                                          ###
         Accommodation Transfers                                                                  ###
         Portfolio & Contact Management Systems                                                   ###
         Inactive Accounts                                                                        ###
         Processing and Handling                                                                  ###
         Trade Corrections - Post Settlement                                                      ###
         ACATS out                                                                                ###
         Reorganization Activity                                                                  ###
         IRA/Keogh Fees - Delaware Charter Set Up                                                 ###
         Annual Fee                                                                               ###
         Termination                                                                              ###
         Foreign Transaction Clearance                                                            ###
         Customization of Confirms & Statements                                                   ###
         Returned Checks                                                                          ###
         VIP Type Accounts                                                                        ###
         NYSE Extensions                                                                          ###
         DK's                                                                                     ###
         Exercise & Assignments                                                                   ###
         Dividend Reinvestments - Full Shares                                                     ###
         New Accounts                                                                             ###
         Bond Redemptions                                                                         ###
         Account Protection $100 million                                                          ###
         SIPC plus $99.5 million - Travelers Casualty & Surety Company
                  of America                                                                      ###
         Custodial Services                                                                       ###
         System Usage                                                                             ###


Volume Discount

The schedule  below is based on annual  revenue from John G. Kinnard & Co., Inc.
generated  from clearing and  execution  fees.  Discounts  are not  retroactive.
Reverts to zero at the end of each year.

         Clearing and Execution Fees                                                       Volume Discount
         $3,000,000 to $4,000,000                                                                 ###
         $4,000,001 to $6,000,000                                                                 ###
         Over $6,000,001                                                                          ###


For 1998, clearing and execution fees will be prorated for purposes of determining volume discount. Pro-ration will be determined by portion of the year from first trade date.





Trading Limits

For firm inventory financing provided by NationsBanc  Montgomery Securities LLC, the aggregate  total balances for all firm trading  accounts will not exceed the following except as mutually agreed:
         Fixed Income Accounts                                                                    ###
         Equity Accounts                                                                          ###

Same day notification is requested for any individual firm or customer trade for the following items greater than the amounts listed below:


         Equities                                                                                 ###
         Municipal Bonds                                                                          ###
         Government Bonds                                                                         ###
         Corporate Bonds                                                                          ###


Other
Clearing Deposit                                                                                  ###
Minimum Net Capital                                                                               ###
Broker Blanket Bond                                                                               ###
Monthly Minimum                                                                                   ###
Conversion                                                                                        ###
Termination Charge (Client initiated)                                                             ###
Contract Term (effective first trade date)                                                        ###



MONTGOMERY CLEARING SERVICES
a division of NationsBanc Montgomery Securities LLC



By:  /s/ Seth J. Gersch
Seth J. Gersch, President and Chief Executive Officer


Accepted and Agreed:

JOHN G. KINNARD AND COMPANY, INCORPORATED



By:    /s/    William F. Farley
       William F. Farley, Chairman, President and Chief Executive Officer