Form 10-Q
period 1998-09-30
KINNARD INVESTMENTS INC
filed 1998-11-12
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended  September 30, 1998        Commission File No.    0-9377


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
         Yes X   No _____


Shares of $0.02 par value common stock outstanding at
     November 10, 1998:    5,554,570

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS





PART I                                                                    Page

     CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated statements of financial condition......................3

        Consolidated statements of operations...............................4

        Consolidated statements of shareholders' equity.....................5

        Consolidated statements of cash flows...............................6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................10

PART II

     OTHER INFORMATION.....................................................14

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)



---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                      September 30,           December 31,
                                                                                          1998                  1997
---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                               $1,876                $3,886
   Funds held in escrow                                                                         0                 1,593
   Receivable from clearing firm                                                            3,376                     0
   Miscellaneous receivables                                                                3,745                 3,311
   Trading securities, at market                                                            5,610                10,730
   Office equipment at cost, less accumulated depreciation
         of  $2,373 and  $2,876, respectively                                               1,988                 1,267
   Investment securities, at fair value                                                    17,170                22,705
   Income taxes receivable                                                                  1,758                     0
   Other assets                                                                               153                   480
---------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                              $35,676               $43,972
================================================================================== ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Due to clearing firm                                                                        $0                $1,069
   Securities sold but not yet purchased, at market                                           452                   915
   Accrued compensation                                                                     2,752                 3,594
   Other accounts payable and accrued expenses                                              2,415                 2,584
   Income taxes payable                                                                         0                    18
   Deferred tax liability                                                                       0                   220
---------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                           5,619                 8,400
---------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                     0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                     0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       Outstanding 5,555 and 5,955 shares, respectively                                       111                   119
   Additional paid-in capital                                                               9,588                11,946
   Retained earnings                                                                       20,358                23,507
---------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                 30,057                35,572
---------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                                $35,676               $43,972
================================================================================== ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



------------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                           Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                         1998              1997                  1998              1997
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                                (Unaudited)                            (Unaudited)
Revenues:
    Commissions                                           $3,535           $3,669                $10,970           $10,607
    Principal transactions                                 2,974            6,891                 11,755            20,035
    Investment account                                    (1,545)           1,100                   (782)            1,294
    Investment banking                                     1,116            1,678                  4,738             3,221
    Interest                                                 414              597                  1,112             1,737
    Other                                                    776              661                  2,289             1,772
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                             7,270           14,596                 30,082            38,666
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                              7,238            9,157                 24,011            25,447
    Floor brokerage and clearance                            729            1,153                  2,576             3,049
    Communications                                           269              194                    678               577
    Occupancy and equipment                                1,359            1,319                  4,219             3,800
    Other                                                  1,123            1,446                  3,849             3,798
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                            10,718           13,269                 35,333            36,671
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income (loss) before income taxes                         (3,448)           1,327                 (5,251)            1,995

Income tax expense (benefit)                              (1,380)             533                 (2,102)              815
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income (loss)                                        ($2,068)            $794                ($3,149)           $1,180
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Earnings (loss) per common share:
      Basic                                               ($0.36)           $0.13                 ($0.53)            $0.19
      Diluted                                             ($0.36)           $0.13                 ($0.53)            $0.19
================================================= ================ ================= ==== ================= ================


See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)


--------------------------------------------- --------------- --------------- --------------- --------------- ----------------
                                                                                Additional                         Total
                                                       Common Stock              Paid-in         Retained      Shareholders'
                                                  Shares          Amount         Capital         Earnings          Equity
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------
Balance, December 31, 1995                        6,257            $125          $13,680          $11,500           $25,305
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------

Issuance of shares under employee
    stock purchase plan                              11               0               51                                 51
Issuance of shares under employee
   stock option plan                                 88               2              311                                313
Repurchase of stock                                (329)             (7)          (1,332)                            (1,339)
Net income                                                                                         11,699            11,699
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------
Balance, December 31, 1996                        6,027             120           12,710           23,199            36,029
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------

Issuance of shares under employee
   stock option plan                                 68               1              230                                231
Issuance of new shares                              325               7            1,700                              1,707
Repurchase of stock                                (465)             (9)          (2,694)                            (2,703)
Net income                                                                                            308               308
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------
Balance, December 31, 1997                        5,955             119           11,946           23,507            35,572
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------

Issuance of shares under employee
    stock purchase plan                              13               0               78                                 78
Issuance of shares under employee
   stock option plan                                 81               2              379                                381
Repurchase of stock                                (494)            (10)          (2,815)                            (2,825)
Net loss                                                                                           (3,149)           (3,149)
--------------------------------------------- --------------- --------------- --------------- --------------- ----------------
Balance, September 30, 1998 (unaudited)           5,555            $111           $9,588          $20,358           $30,057
============================================= =============== =============== =============== =============== ================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)



-------------------------------------------------------------------------------- -------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       1998                    1997
-------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                      $31,034               $35,336
    Cash paid to suppliers and employees                                                (36,817)              (37,490)
    Interest:
       Received                                                                           1,112                 1,737
    Income taxes paid (received)                                                             98                (3,700)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                    (4,573)               (4,117)
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of:
        Investment securities                                                            14,544                14,128
        Office equipment                                                                     59                     0
    Purchase of:
       Investment securities                                                             (9,790)              (17,495)
       Office equipment                                                                  (1,477)                 (850)
    Funds released from escrow                                                            1,593                   (59)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by (used in) investing activities                                       4,929                (4,276)
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                459                 1,914
    Repurchase of common stock                                                           (2,825)               (1,434)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by (used in) financing activities                                      (2,366)                  480
-------------------------------------------------------------------------------- --------------------- ---------------------

Decrease in cash and cash equivalents                                                    (2,010)               (7,913)

Cash and cash equivalents at beginning of period                                          3,886                12,518
-------------------------------------------------------------------------------- --------------------- ---------------------

Cash and cash equivalents at end of period                                               $1,876                $4,605
================================================================================ ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)


-------------------------------------------------------------------------------- -------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                         1998                  1997
-------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                                (Unaudited)
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                   ($3,149)               $1,180
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                                   696                   449
            Net unrealized (gain) loss on investment securities                             506                (1,158)
            Net realized (gain) loss on sale of investment securities                       276                  (136)
            Deferred income taxes                                                          (220)                  429
            (Increase) decrease in:
               Receivable from clearing firm                                             (3,376)                  681
               Miscellaneous receivables                                                   (434)                 (525)
               Trading securities at market                                               5,120                (1,118)
               Income tax receivable                                                     (1,758)                 (249)
               Other assets                                                                 327                   139
            Increase (decrease) in:
               Due to clearing firm                                                      (1,069)                    0
               Securities sold but not yet purchased, at market                            (463)                  139
               Accrued compensation                                                        (842)                 (658)
               Other accounts payable and accrued expenses                                 (169)                  (62)
               Income taxes payable                                                         (18)               (3,228)

-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                   ($4,573)              ($4,117)
================================================================================ ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1.    Summary of Significant Accounting Policies

      The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

      The consolidated statement of financial condition as of September 30, 1998 and other financial information for the nine months ended September 30, 1998 and 1997, are unaudited, but management believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


Note 2.    Net Capital Requirements

      The Company's brokerage subsidiary is subject to the Securities and Exchange Commission (SEC) Rule 15c3-1, Net Capital Requirements for Brokers and Dealers, which requires the Company to maintain minimum net capital of $351,000 as of September 30, 1998. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At September 30, 1998, the Company had net capital of $4.7 million, and a ratio of aggregate indebtedness to net capital of 1.1 to 1.

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

Note 3.    Earnings Per Share

      The following reconciliation illustrates the computation of basic and diluted earnings per share as prescribed under SFAS 128:


                      (In thousands, except per share data)
          ------------------------------------------------------- --------------------------- ----------------------------
                                                                       Three Months ended          Nine Months ended
                                                                          September 30,               September 30,
          ------------------------------------------------------- --------------------------- ----------------------------
                                                                        1998         1997          1998          1997
          ------------------------------------------------------- ------------- ------------- -------------- -------------
          Net income (loss)                                            ($2,068)       $794        ($3,149)      $1,180
          ------------------------------------------------------- ------------- ------------- -------------- -------------

          Weighted average number of common shares
                outstanding                                              5,789       6,226          5,942        6,165
          Dilutive effect of stock options and warrants                      0          72              0           79
          ------------------------------------------------------- ------------- ------------- -------------- -------------
          Weighted average number of common and potential
                dilutive common shares outstanding                       5,789       6,298          5,942        6,244
          ------------------------------------------------------- ------------- ------------- -------------- -------------

          Earnings per share:
             Basic                                                      ($0.36)      $0.13         ($0.53)       $0.19
             Diluted                                                    ($0.36)      $0.13         ($0.53)       $0.19
          ======================================================= ============= ============= ============== =============


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 4.    Contingent Liabilities

      John G. Kinnard and Company, Incorporated ("JGK") is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, the Company's management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.


Note 5.    Effect of Recent Accounting Standards

      In December 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income". The Company adopted SFAS 130 in the second quarter of 1998. Comprehensive income is equal to net income on the consolidated statement of operations.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

The following table sets forth a summary of three and nine month increases (decreases) in the categories of revenues and expenses for 1998 versus 1997:



------------------------------------------------- ---------------------------------- ---- ----------------------------------
                                                         Three Months ended                       Nine months ended
                                                            September 30,                           September 30,
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
                                                       Amount          % Change                Amount          % Change
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Revenues:
    Commissions                                            ($134)          (4%)                     $363             3%
    Principal transactions                                (3,917)         (57)                    (8,280)          (41)
    Investment account                                    (2,645)        (240)                    (2,076)         (160)
    Investment banking                                      (562)         (33)                     1,517            47
    Interest                                                (183)         (31)                      (625)          (36)
    Other                                                    115           17                        517            29
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total revenues                                            (7,326)         (50)                    (8,584)          (22)
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Expenses:
    Compensation and benefits                             (1,919)         (21)                    (1,436)           (6)
    Floor brokerage and clearance                           (424)         (37)                      (473)          (16)
    Communications                                            75           39                        101            18
    Occupancy and equipment                                   40            3                        419            11
    Other                                                   (323)         (22)                        51             1
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Total expenses                                            (2,551)         (19)                    (1,338)           (4)
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------

Income before income taxes                                (4,775)        (360)                    (7,246)         (363)
Income tax expense                                        (1,913)        (359)                    (2,917)         (358)
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------
Net income                                               ($2,862)        (360%)                  ($4,329)         (367%)
------------------------------------------------- ---------------- ----------------- ---- ----------------- ----------------


Results of Operations

The Company recorded a net loss of $2.1 million, or 36 cents per diluted share, on revenues of $7.3 million for the third quarter ended September 30, 1998. This result compares with net income of $794,000, or 13 cents per diluted share, on revenues of $14.6 million for the same quarter one year ago. As a result of the decline in revenues, the Company has put in place an expense reduction program that includes a hiring freeze of non-sales employees and a consolidation of its branch office network.

For the nine months ended September 30, 1998, the net loss was $3.1 million, or 53 cents per diluted share, on revenues of $30.1 million. This compares to net income of $1.2 million, or 19 cents per diluted share, on revenues of $38.7 million for the same period in 1997.

Commission revenue declined by 4% for the quarter and increased 3% for September year-to-date period. The most significant changes in both the three and nine month periods was an increase in mutual fund sales and a decline in revenues from the sale of listed securities.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations (continued)

Principal transaction revenue declined by 57% and 41% for the three and nine month periods, due in part to volatile equity markets particularly small-cap issues in which the Company focuses its market making activities - and new trading rules and regulatory changes. The Company has responded to the changing environment by decreasing the number of stocks in which it makes a market to under 200 from 350 at December 31, 1997.

The Company incurred a $1.5 million net loss on the valuation of its investment account in the current quarter, compared to a $1.1 million net gain in the third quarter of 1997. For the nine month period, revenue from the investment account declined by $2.1 million compared to the prior year. The investment account has historically been a volatile source of revenue for the Company.

Investment banking revenue decreased by $562,000, or 33% for the quarter, and increased by $1.5 million, or 47% for the nine-month period. The Company completed one private placement in the current quarter, compared to one public financing in the third quarter of 1997. The public equity financing market was brought to a virtual standstill in the current quarter as a result of market volatility.

Interest revenue decreased by 31% and 36% for the three and nine month periods, respectively, due to lower customer margin balances and fixed income securities held in the Company's investment account. Other revenue increased by 17% and 29% for the quarter and year-to-date as a result of increases in fees earned on managed and cash management accounts.

Compensation expense declined by 21% for the quarter and 6% for the nine month period. Declines in variable compensation, such as commissions and incentive compensation, were primarily the result of lower revenues. Fixed salaries also declined as the Company reduced staffing levels in its efforts to become more efficient and to increase productivity.

Floor brokerage and clearance fees declined by 37% for the quarter and 16% for the nine-month period, due to lower revenues and lower clearing rates. The Company converted its clearing business to NationsBanc Montgomery Securities in June 1998, which resulted in lower clearing fees per transaction for most products.

Communication costs increased by 39% and 18% for the three and nine month periods due in part to additional data lines required for new technologies and internet services. Occupancy and equipment was little changed for the quarter. Other expenses declined by 22% due to a decline in expenses for outside professional services.


Liquidity and Capital Resources

Operating Activities

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1.2 million at September 30, 1998, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1997 and September 30, 1998 trading securities decreased $5.1 million, and securities sold but not yet purchased decreased by $463,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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


Year 2000 Issue

Year 2000 readiness presents corporate-wide challenges for financial institutions. The Company recognizes the importance of the Year 2000 issue and its impact on information technology and non-information technology systems. As a result, the Company is actively managing efforts to plan, allocate resources, and monitor progress to achieve Year 2000 readiness.

The executive sponsor for the Company's Year 2000 project is the Chief Executive Officer and Chairman of the Board. The managing executive is the Senior Vice President of Corporate Development. Reporting to the managing executive is the Year 2000 Committee, which is led by the Director of the MIS/Communications department and includes managers from most major functional areas of the Company. This group is responsible for managing critical success factors, implementation of action plans, and reporting on progress to executive management.

The Company believes that it has adequate staffing and human resources to complete its Year 2000 Plan. Although retention has not been an issue, the Company does rely on certain key individuals who may be difficult to replace in timely fashion if they were to leave.

The Company has defined mission critical systems as those systems whose loss would cause an immediate stoppage or significant impairment to core business areas. Systems identified as mission critical include back office data, quote delivery, trading, communication and accounting systems. In addition, the Company clears its trades through third-party clearing firm whose systems it is reliant on.

The majority of internal systems with a Year 2000 problem are being addressed in the calendar year 1998. The Company's 1998 capital budget did not specifically identify expenditures related to the Year 2000, although many items in the capital budget were to upgrade or replace applications that were not Year 2000 compliant. For the first nine months of 1998, the Company spent $1.5 million for capital equipment (which includes software purchases), versus $1.1 million for the entire year in 1997. The costs related to replacing or upgrading non-compliant systems in future years has not been determined, although the Company does not expect such costs to have a material effect on the Company's consolidated financial statements, and expects to be able to fund such costs from working capital.

In conjunction with the Securities Industry Association ("SIA"), the Company expects to participate in industry-wide testing of system interdependencies in 1999. Because the Company operates as a fully-disclosed broker-dealer, a large portion of its information systems are provided by third parties. If these outside information providers, which includes securities exchanges, clearing agencies and other financial institutions, should experience a significant disruption as a result of the Year 2000 problem, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on the Company's results of operations.

The Company is currently developing a written contingency plan to provide for continuity under various scenarios, which it expects to be completed by the end of 1998.

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

Financing Activities

John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1997 and September 30, 1998 there were no outstanding balances under this facility.

During the first nine months of 1998, the Company repurchased 495,000 shares of its common stock at a total cost of $2.8 million. For the full year of 1997, a total of 465,000 shares were repurchased at a cost of $2.7 million. In October 1998, the board of directors authorized the repurchase of 1,000,000 shares in the open market or through privately negotiated transactions, at the discretion of the firm's management. The repurchase program will commence after the completion of the existing 1,600,000 share plan initiated in November 1993, of which 53,000 shares remain.

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

                     None.


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




Date   11/10/98

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
               Form 10-Q for the quarter ended September 30, 1998





   27           Financial Data Schedule (filed in electronic form only):