Form 10-K
period 1998-12-31
KINNARD INVESTMENTS INC
filed 1999-03-24
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998          Commission File No.  0-9377

                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

 920 Second Avenue South, Minneapolis, Minnesota  55402          (612) 370-2700
    (Address of principal executive offices)                    Telephone number


    Minnesota                                            41-0972952
(State of incorporation)                 (I.R.S. Employer identification number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.02

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 19, 1999, was $19,425,198 (based on the closing price of the Registrant's Common Stock on such date).

Shares of $0.02 par value Common Stock outstanding at March 19, 1999: 5,161,215


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed for the Registrant's 1999 Annual Meeting of Shareholders is incorporated by reference into Part III.

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

John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. The focus of the Capital Markets group is on emerging growth companies with market capitalizations of up to $250 million. Through the Fixed Income Originations group, the Company raises capital for municipalities and other business entities. Other products and services include mutual funds, insurance products, investment management, IRA services, and fixed income securities. Nodak Bonds, Inc., a wholly-owned subsidiary of John G. Kinnard, acts as a fiscal agent in the state of North Dakota. John G. Kinnard is a member of the Chicago Stock Exchange and the National Association of Securities Dealers, Inc. and is registered as an investment adviser under the Investment Advisers Act of 1940.

Sources of Revenue

The following table sets forth a breakdown of the amount and percentage of revenues from each principal source for the three most recent fiscal years:

                                 (In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                     1998                       1997                    1996 (a)
                                               Amount    Percentage      Amount    Percentage      Amount    Percentage
------------------------------------------------------------------------------------------------------------------------
Commissions
   Mutual funds                                 $4,667       11.4%        $4,151        8.3%       $14,090       14.1%
   Over-the-counter securities                   2,976        7.3          2,920        5.9          8,013        8.0
   Listed securities                             5,032       12.3          5,648       11.3          6,238        6.3
   Insurance                                     1,368        3.3          1,498        3.0          6,119        6.1
   Other                                           641        1.6            528        1.1          1,536        1.5
                                             ----------------------    -----------------------   -----------------------
                                                14,684       35.9         14,745       29.6         35,996       36.0
                                             ----------------------    -----------------------   -----------------------

Principal transactions
   Equity securities                            10,934       26.7         18,837       37.8         30,514       30.5
   Fixed income securities                       5,519       13.5          7,092       14.2          5,393        5.4
                                             ----------------------    -----------------------   -----------------------
                                                16,453       40.2         25,929       52.0         35,907       35.9
                                             ----------------------    -----------------------   -----------------------

Net gains (losses) on investment account
    Realized                                       439        0.9            233        0.5          5,407        5.4
    Unrealized                                    (626)      (1.5)           222        0.4           (434)      (0.4)
                                             ----------------------    -----------------------   -----------------------
                                                  (187)      (0.6)           455        0.9          4,973        5.0
                                             ----------------------    -----------------------   -----------------------

Investment banking                               5,640       13.8          3,977        8.0          4,985        5.0
Interest income                                  1,422        3.5          2,276        4.6          2,732        2.7
Other income                                     2,932        7.2          2,464        4.9          4,330        4.3
Sale of subsidiary                                   0        0.0              0        0.0         11,054       11.1
                                             ----------------------    -----------------------   -----------------------
Total revenues                                 $40,944      100.0%       $49,846      100.0%       $99,977      100.0%
------------------------------------------------------------------------------------------------------------------------

(a) 1996 data includes results of PRIMEVEST Financial Services, Inc., a subsidiary sold in October 1996 as well as the gain from the sale of that subisidary. See Note 13 in the Notes to Consolidated Financial Statements for additional information.

Commissions
Commission revenues are generated through securities transactions for individual and institutional investors where the Company acts as an agent. Commissions are received on exchange transactions, mutual funds, insurance products, options and over-the-counter securities in which the Company does not make a market.

Principal Transactions
The Company actively engages in trading as a principal in over-the-counter equity and fixed income securities. When transactions are executed on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the income as principal transaction revenues. The Company buys, sells and maintains inventory of a security in order to "make a market" in that security, which tends to expose the Company to more risk than agency transactions. Revenues from principal transactions, including trading profits or losses, depend upon the general trend of prices, the level of activity in the security markets, the skills of employees engaged in market making and the size of inventories.
The Company makes a dealer market in approximately 200 equity securities.

Investment Banking
The Equity Investment Banking department manages, co-manages and participates in the underwriting of corporate equity securities, in addition to providing merger, acquisition, valuation and advisory services. The Company specializes in providing financing to emerging growth companies with market capitalizations up to $250 million. During 1998, John G. Kinnard completed three public offerings, two private placements, and was lead advisor on four mergers and acquisitions.

Through the Syndicate department, the Company coordinates the distribution of public and private underwritings and accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms. In 1998, John G. Kinnard participated in 50 such offerings.

The Fixed Income investment banking department negotiates, underwrites and participates in taxable and tax-exempt offerings for municipalities and corporate clients. In 1998, over $190 million in capital was raised by completing 68 financings. The Company also participated in 23 municipal syndications.

Investment Account
The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities are frequently held as a result of past investment banking activities performed by the Company. In addition, the Company may utilize outside advisors to manage a portion of the investment portfolio.

As part of the compensation for underwriting securities, John G. Kinnard may receive warrants to purchase shares of its clients' common stock. These warrants are initially carried at cost, but if the value of the underlying shares appreciates, the warrants are valued by management at their estimated fair value. Warrants and other securities held in the investment account are typically not immediately transferable and are subject to holding period requirements.

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

Research Department
John G. Kinnard's Research Department develops investment recommendations and market information on a wide range of growth companies, with an emphasis on the technology, health care and medical device industries. The department develops proprietary research on over 100 companies, which includes analysis of financial statements, assessment of management, evaluation of products and services and projections of estimated future financial results. The Company's research efforts are supplemented by research services purchased from outside consultants.

Operations
John G. Kinnard has cleared its trades through Montgomery Clearing Services ("Montgomery") on a fully disclosed basis since June 1998. Under terms of their agreement, Montgomery carries and clears all of John G. Kinnard's customer securities accounts and performs the following services: (i) preparation and mailing of monthly statements; (ii) settlement of contracts and transactions in securities between John G. Kinnard and other broker-dealers and between John G. Kinnard and its customers; (iii) custody and safekeeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (iv) execution of customer orders which were placed on various exchanges. John G. Kinnard guarantees to Montgomery the performance of every customer transaction introduced by John G. Kinnard. For eight years prior to June 1998 JGK cleared through BT Alex. Brown pursuant to a similar agreement.

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

Regulation
John G. Kinnard is registered with the Securities and Exchange Commission ("SEC") as a broker-dealer under the Securities Exchange Act of 1934, and also as an investment adviser under the Investment Advisers Act of 1940. John G. Kinnard is registered as a broker-dealer under the securities laws in all 50 states, and is a member of the National Association of Securities Dealers, Inc. and Chicago Stock Exchange. Every aspect of the Company's business is subject to comprehensive regulation and inspection by governmental and self-regulatory authorities, all of which have the power of curtailment, suspension, revocation or expulsion in the event of violations of their respective statutes or rules.

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

Competition
The Company encounters intense competition in all aspects of its business and competes directly with other securities firms, including firms that offer internet on-line trading and a significant number of which have greater capital and other resources than the Company. Many competitors offer a wider range of financial services than the Company. The securities industry also faces growing competition from commercial banks, insurance companies and other businesses providing financial services. The Company competes with other firms on the basis of customer service, quality and ability of employees, the relative prices of products and services, product availability and locations.

While the Company believes that it is competitively well positioned, it is impossible to predict the effect of competing firms or lower costs which may be offered by other financial institutions. In addition, there is substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

Employees
At December 31, 1998, the Company had 297 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards compensation and employee benefits, including medical, life and disability, deferred savings and retirement plans, to be competitive with those offered by other securities firms.

Cautionary Statements
The Company wishes to caution investors that the following factors, among others, could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

1. Industry Factors. The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from underwriting or ownership of securities, customer or issuer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. A substantial part of John G. Kinnard's business involves securities of emerging growth companies, a segment of the securities industry which may be subject to greater risks and volatility than the industry as a whole. There is also substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

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

5. Investment Banking. John G. Kinnard's investment banking activities subject the Company to certain risks, including market, credit and liquidity risk, in the event that securities purchased in an underwriting cannot be resold at anticipated price levels. Further, under applicable securities laws and court decisions with respect to underwriters' liability and limitations on indemnification by issuers, an underwriter may be exposed to securities liabilities arising out of the public and private offering of equity and debt instruments.

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


ITEM 2. PROPERTIES

The Registrant's main office is located in the Kinnard Financial Center, 920 Second Avenue South, Minneapolis, Minnesota and is leased by John G. Kinnard. John G. Kinnard has 14 branch offices located in Minnesota, North Dakota South Dakota and Colorado, in addition to maintaining relationships with various independent representatives. See Note 10 of the Notes to Consolidated Financial Statements included herein for information concerning leases of the Company's branches and offices.


ITEM 3. LEGAL PROCEEDINGS

John G. Kinnard is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, in management's opinion, while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the consolidated financial condition of the Company.


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

                                    Principal Occupation and Business
   Name                    Age      Experience During Past Five Years
-------------------       -----     ------------------------------------
William F. Farley          55       Chairman and Chief Executive Officer of the
                                    Company since May 1998 and Chief Operating
                                    Officer of the Registrant and President, Chief Executive Officer and Chairman of John
                                    G. Kinnard since April 1997. Private
                                    investor from April 1996 to April 1997, and Vice Chairman of U.S. Bancorp (formerly
                                    First Bank System) from March 1990 to April
                                    1996.

Daniel R. Sass             41       Treasurer of the Registrant since December
                                    1996. Senior Vice President and Treasurer of
                                    John G. Kinnard since March 1994. Additional positions at John G. Kinnard were Controller from December 1992 to March 1994, and
                                    Assistant Controller from December 1991 to
                                    December 1992.

George F. Stroebel         47       Secretary of the Registrant since August
                                    1998. Senior Vice President of John G.
                                    Kinnard since February 1998. Private
                                    investor from September 1997 to February
                                    1998. Chief Executive Officer of Origen
                                    Group, a division of Phillips Plastics
                                    Corporation from June 1994 to August 1997.
                                    Partner of Ernst & Young from October 1987 to June 1994.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Market Information
The Registrant's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "KINN". The following table sets forth the high and low sale prices for the Registrant's common stock, as reported by
Nasdaq:
                                           High         Low
      1998      First Quarter.........     $7.00      $5.88
                Second Quarter........      7.00       6.00
                Third Quarter.........      6.50       4.13
                Fourth Quarter........      4.75       2.63

      1997      First Quarter.........     $6.00      $4.50
                Second Quarter........      6.25       5.00
                Third Quarter.........      7.75       5.63
                Fourth Quarter........      8.25       5.69

Number of Holders of Common Stock
As of March 19, 1999, there were 212 holders of record of the Registrant's common stock and the Company estimates there are approximately 1,000 beneficial holders.

Dividends
The Company does not currently pay a dividend. The payment of future dividends, if any, rests within the discretion of the Board of Directors, and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors. The Company is actively engaged in a share repurchase program which is a more tax efficient method of returning capital to shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                      (In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                       1998            1997           1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------------
Financial Condition:
     Cash and cash equivalents                         $2,689          $3,886        $14,031          $5,766          $2,750
     Total assets                                      36,364          43,972         47,141          45,897          31,617
     Total liabilities                                  6,858           8,400         11,112          20,592          10,542
     Shareholders' equity                              29,506          35,572         36,029          25,305          21,075

Operating Results:
    Total revenues                                     40,944          49,846         99,977          75,333          55,667
    Total operating expenses                           46,573          49,310         80,311          69,647          61,174
    Income (loss) before income taxes                  (5,629)            536         19,666           5,686          (5,507)
    Net income (loss)                                  (3,376)            308         11,698           3,376          (3,210)

Per Share Data:
    Earnings (loss) - Basic                             (0.58)           0.05           1.93            0.54           (0.54)
    Earnings (loss) - Diluted                           (0.58)           0.05           1.92            0.54           (0.54)
    Dividends declared                                   0.00            0.00           0.00            0.00            0.10
    Book value                                           5.38            5.97           5.98            4.04            3.58
---------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth a summary of changes in the major categories of revenues and expenses from the prior year's results:

                                 (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,
                                                                     1998 versus 1997                   1997 versus 1996
                                                                   Increase (decrease)                Increase (decrease)
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                     ($61)            0%            ($21,251)          (59%)
   Principal transactions                                        (9,476)          (37)              (9,978)          (28)
   Net gains/losses on investment account                          (642)         (141)              (4,518)          (91)
   Investment banking                                             1,663            42               (1,008)          (20)
   Interest                                                        (854)          (38)                (456)          (17)
   Other                                                            468            19               (1,866)          (43)
   Sale of subsidiary                                                 0             0              (11,054)         (100)
--------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                (8,902)          (18)             (50,131)          (50)
--------------------------------------------------------------------------------------------------------------------------------

Expenses:
   Compensation and benefits                                     (2,512)           (7)             (10,165)          (23)
   Bank commissions                                                   0             0              (14,534)         (100)
   Floor brokerage and clearance                                   (758)          (18)                (734)          (15)
   Communications                                                   123            16                 (472)          (37)
   Occupancy and equipment                                          221             4                 (740)          (12)
   Litigation settlements                                             0             0               (2,865)         (100)
   Other                                                            189             4               (1,491)          (22)
--------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                (2,737)           (6)             (31,001)          (39)
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                (6,165)            N.M.           (19,130)          (97)

Income tax expense (benefit)                                     (2,481)            N.M.            (7,740)          (97)
--------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                               ($3,684)            N.M.          ($11,390)          (97%)
--------------------------------------------------------------------------------------------------------------------------------

General
The Company is engaged in securities brokerage, trading, investment banking, asset management and related financial services. These activities are highly competitive and sensitive to a variety of market factors, including trading volumes, interest rates, inflation and regional economies, which may result in fluctuating revenues. At the same time, a large portion of the Company's expenses are fixed, which can result in earnings that vary significantly from period to period.

Fiscal years ended December 31, 1998 and 1997
For the twelve months ended December 31, 1998, the Company incurred a net loss of $3.4 million, or 58 cents per diluted share, on revenues of $40.9 million. This compares to net earnings of $308,000, or five cents per diluted share, on revenues of $49.8 million for the same period in 1997. Lower revenues were the result of fewer retail transactions, a difficult equity trading environment, and a slowdown of public equity offerings in the latter half of the year.

Commissions decreased by $61,000, or 0% in calendar 1998. Record sales of mutual funds and options were offset by declines in listed equity securities and insurance products.

Revenues from principal transactions decreased by $9.5 million, or 37%. The Company experienced a difficult equity trading environment due in part to volatile markets - particularly small-cap issues in which the Company focuses its market making activities - and new trading rules and regulatory changes. The Company responded by decreasing the number of stocks in which it makes a market to under 200 from approximately 350 at December 31, 1997.

The net loss on securities held in the investment account was $187,000 in 1998, which compares to a net gain of $455,000 in 1997. The investment account has historically been a volatile source of income for the Company.

Investment banking revenue increased by $1.7 million or 42% from the prior year. During 1998 the Company completed three public equity offerings and two private financings, which compares to one public offering and nine private placements in the prior year. Also during the current year, the mergers, acquisitions and advisory group participated in 15 transactions. The fixed income originations group had a record year, raising over $190 million in capital for its municipal and corporate clients.

Interest income decreased by 38% primarily as a result of declines in fixed income trading and investment securities, margin balances, and interest rates. Other income increased by 19% due primarily to an increase in managed accounts and cash management fees.

The expense for employee compensation and benefits decreased by $2.5 million or 7% from the prior year. Variable compensation, such as commissions paid to investment executives and incentive compensation, declined as a result of lower revenues and profitability. Compensation and benefits were also favorably impacted by a decline in the number of full-time employees to 297 at December 31, 1998 from 338 at year-end 1997.

Floor brokerage and clearance expense declined by 18%, which was greater than the decline in associated transactions. The Company benefited from lower clearing fees as a result of converting its clearing business to NationsBank Montgomery Securities in June 1998.

The increase in communications expense in 1998 reflects the cost of enhancing and expanding the Company's internal communication and information systems. Occupancy and equipment expense increased by 4% due in part to the implementation of new technologies and services, some of which were associated with the clearing conversion. Other expenses increased by 4% from the prior year as a result of consulting fees associated with system conversions.


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

Bank commissions, which relate solely to the operation of PRIMEVEST, were zero in the current period. Floor brokerage and clearance declined by 6%, which was less than the decline in associated revenues due to an increase in execution costs relating to the Company's equity trading operation. Communications expense declined by 11% during 1997 as a result of decreased activity and cost reduction efforts. Occupancy expense increased by 15% due to an increase in real estate taxes at the Company's headquarters location and the opening of two retail branch offices

Other expenses increased by 16% from the prior year due in part to costs associated with recruiting new employees and the resolution of certain litigation matters.


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

                      (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
Three months ended                                  March 31            June 30          September 30       December 31
----------------------------------------------------------------------------------------------------------------------------
1998
Revenues                                               $12,902             $9,910              $7,270            $10,862
Net income (loss)                                          263             (1,343)             (2,068)              (228)
Basic earnings (loss) per share                           0.04              (0.22)              (0.36)             (0.04)
Diluted earnings (loss) per share                         0.04              (0.22)              (0.36)             (0.04)

1997
Revenues                                               $11,173            $12,898             $14,596            $11,179
Net income (loss)                                         (315)               701                 794               (872)
Basic earnings (loss) per share                          (0.05)              0.11                0.13              (0.14)
Diluted earnings (loss) per share                        (0.05)              0.11                0.13              (0.14)
----------------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

Operating Activities
A large portion of the Company's assets are cash and assets readily convertible to cash. The portion of the Company's security investments and inventory that are readily marketable are stated at quoted market values. The less liquid portion of inventories and investments, which totaled $129,000 at December 31, 1998, are stated at fair value, which is determined by management's best estimate.

Inventories are generally maintained to facilitate customer transactions rather than for market speculation. For 1998, investment securities decreased $5.8 million. Based on the Company's current liquidity position, available bank line, and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

As a securities broker-dealer, John G. Kinnard is required by SEC regulations to meet certain liquidity and capital standards. It has been in compliance with these regulations at all times.

Financing Activities
John G. Kinnard maintains a discretionary credit facility providing for conditional short-term borrowings of up to $10 million. The facility limits the borrowing to 90 days and is secured by the firm's marketable securities. Advances under the facility are at the bank's sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to the line of credit. There were no outstanding borrowings at December 31, 1998 and 1997 nor during the years then ended.

In 1998 and 1997 the Company received proceeds of $459,000 and $231,000, respectively, from the issuance of common stock to participants in the Employee Stock Purchase Plan and the exercise of options.

During the years 1998, 1997 and 1996 the Company repurchased 566,000, 465,000 and 329,000 shares of its common stock at a total cost of $3.1 million, $2.7 million and $1.3 million, respectively. In October 1998, the board of directors authorized the repurchase of 1,000,000 shares in the open market or through privately negotiated transactions, at the discretion of the firm's management. This repurchase program commenced with completion of the existing 1,600,000 share plan.

In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

Year 2000 Issue
Year 2000 readiness presents corporate-wide challenges for all companies. The Company recognizes the importance of the Year 2000 issue and its impact on information technology and non-information technology systems. As a result, the Company is actively managing efforts to plan, allocate resources, and monitor progress to achieve Year 2000 readiness.

The executive sponsor for the Company's Year 2000 project is JGK's Chief Executive Officer and Chairman of the Board. The managing executive is JGK's Senior Vice President of Corporate Development. Reporting to the managing executive is the Year 2000 Committee, which is led by the Director of the MIS/Communications department and includes managers from most major functional areas of the Company. This group is responsible for managing critical success factors, implementation of action plans, and reporting on progress to executive management.

The Company believes that it has adequate staffing and human resources to complete its Year 2000 Plan.
Although retention has not been an issue, the Company does rely on certain key individuals who may be difficult to replace in timely fashion if they were to leave.

The Company has defined mission critical systems as those systems whose loss would cause an immediate stoppage or significant impairment to core business areas. Systems identified as mission critical include back office data, quote delivery, trading, communication and accounting systems. In addition, the Company clears its trades through a third-party clearing firm upon whose systems it is reliant.

The majority of internal systems with a Year 2000 problem were addressed in calendar year 1998. The Company's capital budget does not specifically identify expenditures related to the Year 2000, although many items in the capital budget relate to upgrading or replacing applications that are not Year 2000 compliant. During 1998, the Company spent $1.5 million for capital equipment (which includes software purchases), versus $1.1 million in 1997. The costs related to replacing or upgrading non-compliant systems in future years has not been determined, although the Company does not expect such costs to have a material effect on the Company's consolidated financial statements, and expects to be able to fund such costs from working capital.

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

The Company has developed a written contingency plan to provide for continuity under various scenarios. The contingency plan will be updated and modified during 1999 as the Company makes additional progress in addressing the Year 2000 issue.

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

Segments
The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment consists of various retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading, and institutional sale of fixed income securities. Other consists of general corporate, administrative support functions and net gains or losses on the investment account. Included in 1996 data are PRIMEVEST retail revenues and pretax income of $27.4 million and $2.1 million, respectively, and the gain on sale of PRIMEVEST in other revenue and pretax income of $11.1 million. See Note 13 in the Notes to Consolidated Financial Statements for additional information.

Information concerning operations in these segments of business is as follows:

                        (In thousands)
     ------------------------------------------------------------------------
     Years ended December 31,            1998         1997           1996
     ------------------------------------------------------------------------
      Revenue:
        Retail sales                    $24,737       $30,422       $58,990
        Equity capital markets            8,660        10,192        18,314
        Fixed income                      5,943         6,224         4,598
        Other                             1,604         3,008        18,075
     ------------------------------------------------------------------------
                                        $40,944       $49,846       $99,977
     ------------------------------------------------------------------------
      Pretax income (loss):
        Retail sales                     $2,501        $4,342        $6,770
        Equity capital markets           (3,126)         (509)        5,241
        Fixed income                      1,132         1,166           578
        Other                            (6,136)       (4,463)        7,077
     ------------------------------------------------------------------------
                                        ($5,629)         $536       $19,666
     ------------------------------------------------------------------------

ITEM 7A. MARKET RISK
The primary market risk exposure of the Company is the impact that market and interest rate volatility may have on the value of financial securities and underwriting commitments. The Company manages this risk exposure through a process of internal controls, due diligence and management review. Position limits for trading and inventory controls are established and monitored on an ongoing basis. The trading inventory is turned over frequently throughout the year. Securities held in the investment portfolio are guided by an investment policy and are reviewed on a regular basis. Current and proposed underwriting and other banking commitments are subject to due diligence reviews by the appropriate business unit as well as by senior management. See Note 14 in the Notes to Consolidated Financial Statements for additional information.

The Company has evaluated its financial securities and underwriting commitments at December 31, 1998 and assessed the related market risk. This inventory is turned over frequently throughout the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company. See Note 3 in the Notes to Consolidated Financial Statements for additional information.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See "Index to Consolidated Financial Statements and Schedule" following Part IV,
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE A change in the Company's outside auditors was previously reported in the Company's Form 8-K dated July 7, 1997.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Other than "Executive Officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K Documents Filed as Part of this Report:
     (1) Consolidated Financial Statements.  See next page.

     (2) Exhibits. See "Exhibit Index" starting on the page following signatures.

Reports on Form 8-K
     None.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





                                                                        Page

         INDEPENDENT AUDITORS' REPORTS ................................. 15

         CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated statements of financial condition ................ 17
         Consolidated statements of operations ......................... 18
         Consolidated statements of shareholders' equity ............... 19
         Consolidated statements of cash flows ......................... 20
         Notes to consolidated financial statements .................... 22

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Shareholders
Kinnard Investments, Inc.:


We have audited the accompanying consolidated statements of financial condition of Kinnard Investments, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, shareholders' equity and cash flows of Kinnard Investments, Inc. and subsidiaries for the year ended December 31, 1996 were audited by other auditors whose report thereon dated January 30, 1997, expressed an unqualified opinion on those consolidated financial statements.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinnard Investments, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


    /s/   KPMG Peat Marwick LLP

January 27, 1999

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Kinnard Investments, Inc. and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated statement of operations, shareholders' equity, and cash flows of Kinnard Investments, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


 /s/ Deloitte & Touche LLP

Minneapolis, Minnesota
January 30, 1997

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 (In thousands)

----------------------------------------------------------------------------------   -------      -------
 At December 31,                                                                      1998          1997
----------------------------------------------------------------------------------   -------      -------

ASSETS
   Cash and cash equivalents                                                         $ 2,689      $ 3,886
   Funds held in escrow                                                                    0        1,593
   Receivable from clearing firm                                                       1,009            0
   Miscellaneous receivables                                                           3,527        3,311
   Trading securities, at market                                                       8,221       10,730
   Office equipment at cost, less accumulated depreciation
         of $2,540 and $2,876, respectively                                            1,888        1,267
   Investment securities, at fair value                                               16,918       22,705
   Income tax receivable                                                               1,456            0
   Deferred income taxes                                                                 242            0
   Other assets                                                                          414          480
----------------------------------------------------------------------------------   -------      -------
Total assets                                                                         $36,364      $43,972
----------------------------------------------------------------------------------   -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Due to clearing firm                                                              $     0      $ 1,069
   Securities sold but not yet purchased, at market                                      257          915
   Accrued compensation                                                                3,770        3,594
   Other accounts payable and accrued expenses                                         2,831        2,584
   Income taxes payable                                                                    0           18
   Deferred income taxes                                                                   0          220
----------------------------------------------------------------------------------   -------      -------
Total liabilities                                                                      6,858        8,400
----------------------------------------------------------------------------------   -------      -------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                    0            0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                0            0
   Common stock, $.02 par value; authorized 7,500 shares; issued
        and outstanding 5,483 and 5,955 shares, respectively                             110          119
   Additional paid-in capital                                                          9,265       11,946
   Retained earnings                                                                  20,131       23,507
----------------------------------------------------------------------------------   -------      -------
Total shareholders' equity                                                            29,506       35,572
----------------------------------------------------------------------------------   -------      -------

----------------------------------------------------------------------------------   -------      -------
Total liabilities and shareholders' equity                                           $36,364      $43,972
----------------------------------------------------------------------------------   -------      -------


See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
-------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1998             1997           1996
-------------------------------------------------------------------------------------------------------------
Revenues:
    Commissions                                                   $14,684          $14,745        $35,996
    Principal transactions                                         16,453           25,929         35,907
    Net gains/losses on investment account                           (187)             455          4,973
    Investment banking                                              5,640            3,977          4,985
    Interest                                                        1,422            2,276          2,732
    Other                                                           2,932            2,464          4,330
    Sale of subsidiary                                                  0                0         11,054
-------------------------------------------------------------------------------------------------------------
Total revenues                                                     40,944           49,846         99,977
-------------------------------------------------------------------------------------------------------------

Expenses:
    Compensation and benefits                                      31,360           33,872         44,037
    Bank commissions                                                    0                0         14,534
    Floor brokerage and clearance                                   3,413            4,171          4,905
    Communications                                                    910              787          1,259
    Occupancy and equipment                                         5,554            5,333          6,073
    Litigation settlements                                              0                0          2,865
    Other                                                           5,336            5,147          6,638
-------------------------------------------------------------------------------------------------------------
Total expenses                                                     46,573           49,310         80,311
-------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                  (5,629)             536         19,666

Income tax expense (benefit)                                       (2,253)             228          7,968
-------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 ($3,376)            $308        $11,698
-------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:
    Basic                                                          ($0.58)           $0.05          $1.93
    Diluted                                                        ($0.58)           $0.05          $1.92
-------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (In thousands)
-------------------------------------------------- ------------------------- ---------------- --------------- ----------------
                                                                               Additional                          Total
                                                         Common Stock            Paid-in         Retained      Shareholders'
                                                     Shares       Amount         Capital         Earnings          Equity
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------
Balance, December 31, 1995                             6,257         $125          $13,680         $11,501         $25,306
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------

Issuance of shares under employee
  stock purchase plan                                     11            0               51                              51
Issuance of shares under employee
   stock option plan                                      88            2              311                             313
Repurchase of stock                                     (329)          (7)          (1,332)                         (1,339)
Net income                                                                                          11,698          11,698
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------
Balance, December 31, 1996                             6,027          120           12,710          23,199          36,029
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------

Issuance of shares under employee
    stock option plan                                     68            1              230                             231
Issuance of new shares                                   325            7            1,700                           1,707
Repurchase of stock                                     (465)          (9)          (2,694)                         (2,703)
Net income                                                                                             308             308
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------
Balance, December 31, 1997                             5,955          119           11,946          23,507          35,572
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------

Issuance of shares under employee
    stock purchase plan                                   13            0               78                              78
Issuance of shares under employee
    stock option plan                                     81            2              379                             381
Repurchase of stock                                     (566)         (11)          (3,138)                         (3,149)
Net loss                                                                                            (3,376)         (3,376)
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------
Balance, December 31, 1998                             5,483         $110           $9,265         $20,131         $29,506
-------------------------------------------------- ------------ ------------ ---------------- --------------- ----------------


See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)
-------------------------------------------------------------------- ---------------------------------------------------------
                                                                                   For Years Ended December 31,
                                                                            1998               1997               1996
-------------------------------------------------------------------- ------------------- ------------------ ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                          $40,553             $45,103            $80,657
    Cash paid to suppliers and employees                                    (46,550)            (49,473)           (77,992)
    Interest:
       Received                                                               1,422               2,276              2,732
       Paid                                                                       0                   0               (214)
    Income taxes (paid) refunded                                                317              (3,349)            (5,638)
-------------------------------------------------------------------- ------------------- ------------------ ------------------
    Net cash used in operating activities                                    (4,258)             (5,443)              (455)
-------------------------------------------------------------------- ------------------- ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of:
       Office equipment                                                          63                   5                426
       Investment securities                                                 16,285              16,511             14,157
    Purchases of:
       Office equipment                                                      (1,505)             (1,074)            (1,063)
       Investment securities                                                (10,685)            (17,866)           (18,295)
    Proceeds from sale of subsidiary, net of subsidiary's cash                    0                   0             13,574
    Funds released from escrow                                                1,593                   0                  0
-------------------------------------------------------------------- ------------------- ------------------ ------------------
    Net cash provided by (used in) investing activities                       5,751              (2,424)             8,799
-------------------------------------------------------------------- ------------------- ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                    459               1,938                364
    Repurchase of common stock                                               (3,149)             (2,703)            (1,339)
    Net payments on notes payable                                                 0                   0               (617)
-------------------------------------------------------------------- ------------------- ------------------ ------------------
    Net cash used in financing activities                                    (2,690)               (765)            (1,592)
-------------------------------------------------------------------- ------------------- ------------------ ------------------

Increase (decrease) in cash and cash equivalents                             (1,197)             (8,632)             6,752

Cash and cash equivalents at beginning of year                                3,886              12,518              5,766

-------------------------------------------------------------------- ------------------- ------------------ ------------------
Cash and cash equivalents at end of year                                     $2,689              $3,886            $12,518
-------------------------------------------------------------------- ------------------- ------------------ ------------------


See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (In thousands)
-------------------------------------------------------------------- ---------------------------------------------------------
                                                                                     Years Ended December 31,
                                                                            1998               1997               1996
-------------------------------------------------------------------- ------------------- ------------------ ------------------

RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                       ($3,376)               $308            $11,698
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
            Depreciation and amortization                                       821                 766                778
            Net unrealized loss (gain) on investment securities                 626                (222)               434
            Net realized gain on sale of investment securities                 (439)               (233)            (5,407)
            Realized loss (gain) on sale of office equipment                      0                  21                (27)
            Gain on sale of subsidiary                                            0                   0            (11,054)
            Deferred income taxes                                              (462)                 89               (422)
            (Increase) decrease in:
                Receivable from clearing firm                                (1,009)                968              1,234
                Receivable from customers                                         0                   0             (4,226)
                Miscellaneous receivables                                      (216)             (1,211)            (1,177)
                Trading securities, at market                                 2,509              (3,072)             2,375
                Income tax receivable                                        (1,456)                  0                  0
                Other assets                                                     66                 (56)              (256)
            Increase (decrease) in:
                Due to clearing firm                                         (1,069)              1,069               (236)
                Payable to customers                                              0                   0                817
                Securities sold but not yet purchased, at market               (658)                 73               (733)
                Accrued compensation                                            176                (306)             1,943
                Other accounts payable and accrued expenses                     247                (427)             1,053
                Income taxes payable                                            (18)             (3,210)             2,751

-------------------------------------------------------------------- ------------------- ------------------ ------------------
Net cash used in operating activities                                       ($4,258)            ($5,443)             ($455)
-------------------------------------------------------------------- ------------------- ------------------ ------------------


See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Nature of business and significant accounting policies

         Nature of business

         Kinnard Investments, Inc. (the "Registrant" or "KII") is a holding company that has been providing financial products and services for over 50 years. The primary subsidiary, John G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK"), is a regional broker-dealer headquartered in Minneapolis, Minnesota. The Registrant and John G. Kinnard are hereinafter collectively referred to as the "Company".

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

         Summary of significant accounting polices

         Principles of consolidation
         The consolidated financial statements include the accounts of Kinnard Investments, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not present a statement of comprehensive income as there are no items.

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

         Employee stock compensation
         The Company has elected to continue following the guidance of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 9 to the Consolidated Financial Statements for additional information.

         Earnings per share
         Basic earnings per share are based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share take into account the dilutive effect, if any, of stock options and other potential dilutive common shares outstanding during the period.

         The following reconciliation illustrates the computation of basic and diluted earnings per share:

                      (In thousands, except per share data)
         ------------------------------------------------------------ -----------------------------------------
                                                                              Years Ended December 31,
                                                                            1998          1997         1996
         ------------------------------------------------------------ ------------- ------------- -------------

         Net income (loss)                                               ($3,376)         $308        $11,698
         ------------------------------------------------------------ ------------- ------------- -------------

         Weighted average number of common shares
               outstanding                                                 5,825         6,149          6,046
         Dilutive effect of stock options and warrants                         0            82             62
         ------------------------------------------------------------ ------------- ------------- -------------
         Weighted average number of common and potential
               dilutive common shares outstanding:                         5,825         6,231          6,108
         ------------------------------------------------------------ ------------- ------------- -------------

         Basic earnings (loss) per share                                  ($0.58)        $0.05         $1.93
         Diluted earnings (loss) per share                                ($0.58)         0.05          1.92
         ------------------------------------------------------------ ------------- ------------- -------------

         Non-dilutive options as of December 31, 1998, 1997 and 1996 totaled 731,000, 447,000 and 54,000, respectively.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 1.  Nature of business and significant accounting policies (continued)

         Segment reporting
         In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 replaces the `industry segment approach' with the `management approach'. This approach establishes disclosures based on how a Company is managed rather than on the industry, geographic and major customer approach of SFAS No. 14. The adoption of SFAS No. 131 did not affect the Company's financial position, statements of operations nor cash flows, but did initiate the disclosures of segment information. The Company does not provide balance sheet data for segment reporting as this data is not measured.

Note 2.  Other accounts payable and accrued expenses

         Included in other accounts payable and accrued expenses are vendor accounts payable, accrual for contingencies, sales incentive program accruals and miscellaneous payables.

Note 3.  Securities

         Trading securities are summarized as follows:

                             (In thousands)
         --------------------------------------------------------------------
         December 31,                                1998           1997
         --------------------------------------------------------------------
         Trading securities:
             Corporate stocks                        $2,298         $2,752
             U.S. government and municipal bonds      3,702          3,982
             Corporate debt securities                2,221          3,996
         --------------------------------------------------------------------
                                                     $8,221        $10,730
         --------------------------------------------------------------------
         Securities sold but not yet purchased:
             Corporate stocks                          $252           $870
             Corporate debt securities                    5             45
         --------------------------------------------------------------------
                                                       $257           $915
         --------------------------------------------------------------------

         Revenues from principal transactions are generated by market making activities in both equity and fixed income products. Revenues from equity principal transactions were $10.9 million and $18.8 million for the years ended December 31, 1998 and 1997. Revenues from fixed income principal transactions were $5.5 million and $7.1 million for the years ended December 31, 1998 and 1997.

         Investment securities are summarized as follows:

                                 (In thousands)
         ---------------------------------------------------------------------
         December 31,                                   1998         1997
         ---------------------------------------------------------------------
         Investment securities:
             Corporate stocks                           $4,590       $7,398
             U.S. government bonds                       5,557       15,307
             Outside money managers                      6,771            0
         ---------------------------------------------------------------------
                                                       $16,918      $22,705
         ---------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 4.  Notes payable

         JGK maintains a discretionary credit facility providing for conditional short-term borrowing of up to $10 million. The facility limits borrowing to 90 days and is secured by firm marketable securities. Advances under the facility are at the bank's sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by JGK and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to this line of credit. There were no outstanding borrowings at December 31, 1998 and 1997 nor for the years then ended.

Note 5.  Employee benefit plans

         Employee Stock Ownership Plan and Trust
         Employees are eligible to participate in the Employee Stock Ownership Plan and Trust (ESOP) upon completing one year of service. Contributions to the ESOP are made at the discretion of the Company and can be made in cash or other property, as the Trustees of the ESOP consider appropriate. These contributions are used primarily to purchase stock of the Company. A participant is generally fully vested after five years of service. During the years ended December 31, 1998, 1997 and 1996, the Company contributed $0, $0 and $1.3 million, respectively, to the ESOP.

         Pension and Profit Sharing Plans
         The Company has defined contribution pension and profit sharing plans covering substantially all employees who have completed at least one full year of continuous service. The Company contributes to the pension plan, on behalf of each eligible employee, an amount equal to 5 percent of their annual qualified compensation. This contribution is reflected as an operating expense and amounted to $781,000, $1.0 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         There were no contributions to the Profit Sharing Plan for the years ended December 31, 1998, 1997 and 1996. The Company does not intend to make any further contributions to the Profit Sharing Plan so long as the ESOP is in effect.

Note 6.  Income taxes

         Income tax expense (benefit) is as follows:

                                 (In thousands)
         -----------------------------------------------------------------------------------------------------
         Years ended December 31,                                   1998             1997              1996
         -----------------------------------------------------------------------------------------------------
         Current:
              Federal                                             ($1,433)             $97            $6,551
              State                                                  (358)              42             1,839
         Deferred                                                    (462)              89              (422)
         -----------------------------------------------------------------------------------------------------
                                                                  ($2,253)            $228            $7,968
         -----------------------------------------------------------------------------------------------------

         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996, differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

                             (In thousands)
         ----------------------------------------------------------------------------------------------------
         Years ended December 31,                                   1998            1997            1996
         ----------------------------------------------------------------------------------------------------
         Ordinary federal income tax expense (benefit)            ($1,914)           $182          $6,883
         State income taxes, net of federal tax benefit              (339)             46           1,085
         ---------------------------------------------------------------------------------------------------
                                                                  ($2,253)           $228          $7,968
         ---------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 6.  Income taxes (continued)

         The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

                                 (In thousands)
         ------------------------------------------------------- ------ -------
         December 31,                                             1998    1997
         ------------------------------------------------------- ------ -------
         Deferred tax assets:
              Accruals not currently deductible                   $627    $498
              Receivables                                          216     172
              Other                                                137     118
         ------------------------------------------------------- ------ -------
                                                                   980     788
         ------------------------------------------------------- ------ -------
         Deferred tax liabilities:
              Unrealized appreciation of investment securities     658     916
              Other                                                 80      92
         ------------------------------------------------------- ------ -------
                                                                   738   1,008
         ------------------------------------------------------- ------ -------

         Net deferred tax asset (liability)                       $242   ($220)
         ------------------------------------------------------- ------ -------

Note 7.  Net capital requirements and dividend restrictions

         The Company is subject to the Securities and Exchange Commission (SEC) Rule 15c3-1, Net Capital Requirements for Brokers and Dealers, which required the Company to maintain minimum net capital of $469,000 as of December 31, 1998. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At December 31, 1998, the Company had net capital of $5.0 million, and a ratio of aggregate indebtedness to net capital of 1.4 to 1.

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

         During the years 1998, 1997 and 1996 the Company repurchased 566,000, 465,000 and 329,000 shares of its common stock at a total cost of $3.1 million, $2.7 million and $1.3 million, respectively. In October 1998, the board of directors authorized the repurchase of 1,000,000 shares in the open market or through privately negotiated transactions, at the discretion of the firm's management. This repurchase program commenced with completion of the existing 1,600,000 share plan.

         In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

         The Company has an Employee Stock Purchase Plan ("ESPP") under which 1,050,000 shares are authorized for issuance. The ESPP allows employees to set aside up to 15% of earnings to purchase shares of the Company's common stock. Shares are issued semi-annually at a price equal to 85% of a defined market price, but not less than book value at the end of the period. Reserved but unissued shares under the Plan were 689,538 at December 31, 1998.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 9.  Stock Option Plans

         Under the Company's 1990 and 1997 Stock Option Plans, a total of 620,000 and 1 million shares, respectively, have been reserved for options to employees and Directors of the Company. At December 31, 1998 authorized but unissued shares were 133,357 for the 1990 Stock Option Plan and 522,500 for the 1997 Stock Option Plan. Under terms of the plan, options are generally granted at the current market price, but not less than the book value per share. The options may be exercised over the period prescribed at the time of the grant, not to exceed ten years. The options, in general, vest evenly over five years. Stock option transactions are summarized below:

        ------------------------------------------------------------------------
                                                                    Weighted
                                                          Number     Average
                                                        of Shares Exercise Price
        ------------------------------------------------------------------------
         Outstanding at December 31, 1995                 246,150       $4.41

         Granted                                          226,500        4.15
         Exercised                                        (86,200)       3.54
         Forfeited or expired                             (18,250)       6.18
        ----------------------------------------------------------------------
         Outstanding at December 31, 1996                 368,200        4.40

         Granted                                          488,000        5.98
         Exercised                                        (67,693)       4.01
         Forfeited or expired                            (131,557)       5.39
        ----------------------------------------------------------------------
         Outstanding at December 31, 1997                 656,950        5.37

         Granted                                          250,000        5.97
         Exercised                                        (81,250)       4.69
         Forfeited or expired                             (95,000)       5.74
        ----------------------------------------------------------------------
         Outstanding at December 31, 1998                 730,700       $5.62
        ----------------------------------------------------------------------

         Exercisable at:
           December 31, 1996                              290,700       $4.60
           December 31, 1997                              416,450        5.07
           December 31, 1998                              373,700        5.37
        ----------------------------------------------------------------------


         The following table summarizes information for stock options outstanding at December 31, 1998:

         ------------------------------------------------------------------------------------------------------
                                                                Weighted                         Weighted
         Range of                Number         Average         Average          Number           Average
         Exercise Prices       Outstanding    Life (Years)   Exercise Price    Exercisable    Exercise Price
         ------------------------------------------------------------------------------------------------------
          $3.58 to $4.04          128,950           1.75           $3.94          116,950           $3.97
          $4.50 to $5.88          145,000           4.88            5.51           20,000            5.88
          $5.98 to $5.98          176,750           3.14            5.98          160,750            5.98
          $6.00 to $6.88          280,000           6.89            6.22           76,000            6.12
         ------------------------------------------------------------------------------------------------------
          $3.58 to $6.88          730,700           4.64            5.62          373,700            5.37
         ------------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 9.  Stock option plans (continued)

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. No compensation expense has been recognized for its stock option and stock purchase plans because the exercise price of all options granted under the stock option plan and price of shares issued under the stock purchase plan were not deemed to be less than fair value. Had compensation cost for these equity instruments been determined based on the fair value at the grant dates, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                      (In thousands, except per share data)
         --------------------------------------------------------------------
                                                 1998     1997       1996
         --------------------------------------------------------------------
          Net income (loss):
              As reported                       ($3,376)     $308   $11,698
              Pro forma                         ($3,514)    ($145)  $11,367

          Basic earnings (loss) per share:
              As reported                        ($0.58)    $0.05     $1.93
              Pro forma                          ($0.60)   ($0.02)    $1.88

          Diluted earnings (loss) per share:
              As reported                        ($0.58)    $0.05     $1.92
              Pro forma                          ($0.60)   ($0.02)    $1.86
         --------------------------------------------------------------------

         Using the Black-Scholes option pricing model, the estimated weighted average fair value of options granted and vested during 1998, 1997 and 1996 was $2.71, $2.04 and $1.42 per share. The assumptions used in the computations for 1998, 1997 and 1996 are as follows: risk-free interest rate of 5.6%, 6.3% and 6.3%; expected dividend yield of 0% in all three years; expected life of four, five and four years; and expected volatility of 42%, 43% and 44%. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value. At December 31, 1998, the closing price of the Company's common stock was $4.75 per share.

Note 10. Commitments

         The Company and its subsidiaries lease office space and equipment under various operating leases with remaining terms ranging up to eight years. Certain of these leases have escalation clauses and renewal options. Minimum rentals required under these non-cancelable operating leases are as follows:

                                 (In thousands)
             -------------------------------------------------------------
             1999                                                $933
             2000                                                 732
             2001                                                 625
             2002                                                 627
             2003                                                 621
             Thereafter                                         1,034
             -------------------------------------------------------------
                                                               $4,572
             -------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 10. Commitments (continued)

         Rent expense was $3.2 million, $2.9 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at year-end is not expected to have a material effect on the consolidated financial statements.

Note 11. Legal proceedings

         The Company is a defendant in various other actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, in management's opinion, while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

Note 12. Segments

         The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment consists of various retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading, and institutional sales of fixed income securities. Other consists of general corporate, administrative support functions and net gains or losses on the investment account. Included in 1996 data are PRIMEVEST Financial Services, Inc. ("PRIMEVEST") retail revenues and pretax income of $27.4 million and $2.1 million, respectively, and the gain on sale of PRIMEVEST in other revenue and pretax income of $11.1 million. See Note 13 in the Notes to Consolidated Financial Statements for additional information. The Company does not provide balance sheet data for segment reporting as this data is not measured.

         Information concerning operations in these segments of business is as follows:

                            (In thousands)
         -----------------------------------------------------------------------------------------------------
         Years ended December 31,                            1998              1997               1996
         -----------------------------------------------------------------------------------------------------
          Revenue:
            Retail sales                                    $24,737            $30,422           $58,990
            Equity capital markets                            8,660             10,192            18,314
            Fixed income                                      5,943              6,224             4,598
            Other                                             1,604              3,008            18,075
         -----------------------------------------------------------------------------------------------------
                                                            $40,944            $49,846           $99,977
         -----------------------------------------------------------------------------------------------------
          Pretax income (loss):
            Retail sales                                     $2,501             $4,342            $6,770
            Equity capital markets                           (3,126)              (509)            5,241
            Fixed income                                      1,132              1,166               578
            Other                                            (6,136)            (4,463)            7,077
         -----------------------------------------------------------------------------------------------------
                                                            ($5,629)              $536           $19,666
         -----------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 13. Sale of subsidiary

         On October 31, 1996, the Company sold its wholly-owned subsidiary PRIMEVEST to ReliaStar Financial Corporation for $15.5 million in cash. Excluding the results of PRIMEVEST and the gain on sale, 1996 revenues, net income, basic earnings per share and diluted earnings per share would have been $61.7 million, $4.0 million, 67 cents and 66 cents, respectively.

Note 14. Financial instruments with off-balance-sheet risk

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

         In connection with its trading securities, the Company does not, nor does it have plans to, utilize interest rate swaps, foreign currency contracts, futures, forward contracts, or other derivatives.

         In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

         The Company clears all transactions for its customers on a fully disclosed basis with a clearing firm that carries all customer accounts and maintains related records. However, the Company is liable to the clearing firm for the transactions of its customers. These activities may expose the Company to off-balance-sheet risk in the event a customer or counterparty is unable to fulfill its contractual obligations. The Company maintains all of its trading securities at the clearing firm. These trading securities may collateralize amounts due to the clearing firm.

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

         To alleviate the potential for risk concentrations, the Company has established credit limits which are monitored on an on-going basis in light of market conditions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      KINNARD INVESTMENTS, INC.
                                      (the "Registrant")


                                      By       /s/    William F. Farley
                                           William F. Farley
                                           Chairman and Chief Executive Officer

Date:   March 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                               (POWER OF ATTORNEY)

Each person whose signature appears below constitutes and appoints William F. Farley his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be one by virtue thereof.


   Signature                           Title                            Date



/s/   William F. Farley        Chairman and Chief Executive      March 19, 1999
William F. Farley              Officer (principal executive officer)



/s/    Daniel R. Sass          Treasurer (principal financial    March 19, 1999
Daniel R. Sass                 and accounting officer)



/s/    Ronald A. Erickson      Director                          March 19, 1999
Ronald A. Erickson


                       (Signatures continued on next page)

   Signature                        Title                            Date



/s/    John J. Fauth           Director                          March 19, 1999
John J. Fauth



/s/    Stephen H. Fischer      Director                          March 19, 1999
Stephen H. Fischer



/s/    John H. Grunewald       Director                          March 19, 1999
John H. Grunewald



/s/    Andrew J. O'Connell     Director                          March 19, 1999
Andrew J. O'Connell



/s/    Robert S. Spong         Director                          March 19, 1999
Robert S. Spong

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                         Form 10-K for 1998 fiscal year


   Exhibit


2 Stock Purchase Agreement by and between ReliaStar Financial Corporation and Kinnard Investments, Inc. for the sale of PRIMEVEST Financial Services, Inc. -- incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K dated November 12, 1996 *

3.1 Registrant's Restated Articles of Incorporation, as amended to date -- incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.*

3.2 Registrants Restated Bylaws - incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 *

10.1 ** JGK Employee Stock Ownership Plan and Trust Agreement -- incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989*

10.2     ** Registrant's 1990 Stock Option Plan -- incorporated by reference to
         Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991*

10.3 ** Registrant's 1992 Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *

10.4 Amendment, dated June 16, 1992, of Office Lease between JGK and TPI/CMS St. Paul Limited Partnership covering space at Norwest Center, St. Paul Minnesota -- incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-2, Reg. No. 33-47736 *

10.5 Lease between ITL - CER II Corporation and JGK, dated July 20, 1993, covering space at 920 Second Avenue South in Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 *



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

** Management contract or compensatory plan or arrangement

   Exhibit


10.6 Lease between Equitable Real Estate Investment Management, Inc. and JGK, dated April 25, 1994 -- incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 *

10.7** Deferred Compensation Agreement dated October 30, 1996, between the Registrant and Stephen H. Fischer -- incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

10.8** Registrant's 1997 Stock Option Plan, as amended, including forms of Incentive Stock Options Agreement and Nonqualified Stock Option Agreement -- incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.9 Subscription and Purchase Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to
         Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.10 Warrant dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.11** Employment Agreement dated April 7, 1997 among Kinnard Investments, Inc., John G. Kinnard and Company, Incorporated and William F. Farley -- incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.12** Incentive Stock Option Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to
         Exhibit 10.4 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.13** Nonqualified Stock Option Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F. Farley -- incorporated by reference to
         Exhibit 10.5 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.14 Promissory Note dated April 30, 1997 payable to the Registrant by William F. Farley -- incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.

10.15 Lease between Boat Works Development Company and John G. Kinnard and Company, Incorporated dated February 11, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K Report for the year ended December 31, 1997.



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

**  Management contract or compensatory plan or arrangement

   Exhibit


10.21 Fully disclosed clearing agreement between John G Kinnard and Company, Incorporated and Nationsbanc Montgomery Secutities LLC dated May 1, 1998 - incorporated by reference to the Registrant's Form 10-Q report for the quarter ended June 30, 1998.

10.22 Employment Agreement dated February 23, 1998 among Kinnard Investments, Inc., John G. Kinnard and Company, Incorporated and George F. Stroebel.

11 See Note 1 of the accompanying notes to consolidated financial statements

21       List of the Registrant's subsidiaries:

                                                        State of Incorporation
         Subsidiary                                          Minnesota
              John G. Kinnard and Company, Incorporated      Minnesota
              Kinnard Futures Management Corporation         Minnesota
              Kinnard Capital Corporation                    North Dakota
              Continental Funding, Inc.                      North Dakota
              Nodak Bonds, Inc.

23.1     Consent of KPMG Peat Marwick LLP

23.2     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule (filed in electronic form only)



* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

**  Management contract or compensatory plan or arrangement