Form 10-Q
period 1999-03-31
KINNARD INVESTMENTS INC
filed 1999-05-14
CIK 314037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended     March 31, 1999      Commission File No.     0-9377
                         ---------------                            ----------


                            KINNARD INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


      Minnesota                                      41-0972952
(State of incorporation)                 (I.R.S. Employer identification number)


 920 Second Avenue South, Minneapolis, Minnesota  55402         (612) 370-2700
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


 Shares of $0.02 par value common stock outstanding at May 11, 1999:  5,040,415

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS



 PART I                                                           Page

 CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated statements of financial condition.................3

     Consolidated statements of operations..........................4

     Consolidated statements of shareholders' equity................5

     Consolidated statements of cash flows..........................6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................8

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS............................9

 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK .......13

 PART II

 OTHER INFORMATION.................................................14

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                        March 31,          December 31,
                                                                                          1999                 1998
---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                       (unaudited)
ASSETS
   Cash and cash equivalents                                                                $839               $2,689
   Receivable from clearing firm                                                           1,524                1,009
   Miscellaneous receivables                                                               3,363                3,527
   Trading securities, at market                                                           8,923                8,221
   Office equipment at cost, less accumulated depreciation
         of $2,824 and $2,540, respectively                                                1,674                1,888
   Investment securities, at fair value                                                   14,973               16,918
   Income tax receivable                                                                   1,165                1,456
   Deferred income taxes                                                                     260                  242
   Other assets                                                                              304                  414
---------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                             $33,025              $36,364
================================================================================== ==================== ====================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                         $368                 $257
   Accrued compensation                                                                    2,001                3,770
   Other accounts payable and accrued expenses                                             2,492                2,831
---------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          4,861                6,858
---------------------------------------------------------------------------------- -------------------- --------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                        0                    0
   Undesignated stock, authorized 16,500 shares; none issued or outstanding                    0                    0
   Common stock, $.02 par value; authorized 7,500  shares; issued
       and outstanding 5,136 and 5,483 shares, respectively                                  103                  110
   Additional paid-in capital                                                              7,577                9,265
   Retained earnings                                                                      20,484               20,131
---------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                28,164               29,506
---------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                               $33,025              $36,364
================================================================================== ==================== ====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

-------------------------------------------------------------------------------- --------------------------------------------
                                                                                             Three Months Ended
                                                                                                  March 31,
-------------------------------------------------------------------------------- --------------------------------------------
                                                                                         1999                  1998
-------------------------------------------------------------------------------- --------------------- ----------------------
                                                                                     (Unaudited)            (Unaudited)
Operating revenues:
    Commissions                                                                           $4,177                $3,643
    Principal transactions                                                                 5,049                 5,207
    Investment banking                                                                       562                 1,981
    Interest                                                                                 393                   375
    Other                                                                                    965                   729
-------------------------------------------------------------------------------- --------------------- ----------------------
Total operating revenues                                                                  11,146                11,935
-------------------------------------------------------------------------------- --------------------- ----------------------

Operating expenses:
    Compensation and benefits                                                              7,630                 8,715
    Floor brokerage and clearance                                                            965                   974
    Communications                                                                           198                   181
    Occupancy and equipment                                                                1,437                 1,417
    Other                                                                                  1,001                 1,169
-------------------------------------------------------------------------------- --------------------- ----------------------
Total operating expenses                                                                  11,231                12,456
-------------------------------------------------------------------------------- --------------------- ----------------------

Operating loss                                                                               (85)                 (521)

Net gains on investment account                                                              672                   967
-------------------------------------------------------------------------------- --------------------- ----------------------
Pretax income                                                                                587                   446
-------------------------------------------------------------------------------- --------------------- ----------------------

Income tax expense                                                                           234                   183
-------------------------------------------------------------------------------- --------------------- ----------------------
Net income                                                                                  $353                  $263
================================================================================ ===================== ======================

Earnings per common share:
    Basic                                                                                  $0.07                 $0.04
    Diluted                                                                                $0.07                 $0.04
================================================================================ ===================== ======================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)


------------------------------------------------- -------------- -------------- -------------- -------------- --------------

                                                         Common Stock                                             Total
                                                         ------------              Paid-in        Retained      Shareholders'
                                                      Shares        Amount         Capital        Earnings        Equity
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1996                             6,027           $120         $12,710        $23,199        $36,029
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of  shares under the employee
    stock option plan                                     68              1             230                           231
Issuance of new shares                                   325              7           1,700                         1,707
Repurchase of shares                                    (465)            (9)         (2,694)                       (2,703)
Net income                                                                                             308            308
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1997                             5,955            119          11,946         23,507         35,572
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of  shares under the employee
    stock purchase plan                                   13              0              78                            78
Issuance of shares under the employee
   stock option plan                                      81              2             379                           381
Repurchase of shares                                    (566)           (11)         (3,138)                       (3,149)
Net loss                                                                                            (3,376)        (3,376)
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1998                             5,483            110           9,265         20,131         29,506
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of shares under the employee
    stock option plan                                      5              0              21                            21
Repurchase of shares                                    (352)            (7)         (1,709)                       (1,716)
Net income                                                                                             353            353
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, March 31, 1999 (unaudited)                    5,136           $103          $7,577        $20,484        $28,164
================================================= ============== ============== ============== ============== ==============

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


-------------------------------------------------------------------------------- -------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
-------------------------------------------------------------------------------- -------------------------------------------
                                                                                       1999                  1998
-------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                     (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                      $9,646               $12,226
    Cash paid to suppliers and employees                                               (12,779)              (14,428)
    Interest received                                                                      393                   375
    Income taxes paid                                                                       38                    (1)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                   (2,702)               (1,828)
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                          7,827                 7,688
    Purchases of:
       Office equipment                                                                    (71)                 (315)
       Investment securities                                                            (5,209)               (8,000)
    Funds released from escrow                                                               0                 1,593
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by investing activities                                                2,547                   966
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                21                   146
    Repurchase of common stock                                                          (1,716)                 (121)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by (used in) financing activities                                     (1,695)                   25
-------------------------------------------------------------------------------- --------------------- ---------------------

Decrease in cash and cash equivalents                                                   (1,850)                 (837)

Cash and cash equivalents at beginning of period                                         2,689                 3,886

-------------------------------------------------------------------------------- --------------------- ---------------------
Cash and cash equivalents at end of period                                                $839                $3,049
================================================================================ ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)


-------------------------------------------------------------------------------- -------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
-------------------------------------------------------------------------------- -------------------------------------------
                                                                                         1999                  1998
-------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                     (Unaudited)           (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Net income                                                                            $353                  $263
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                                  284                   177
            Net unrealized loss (gain) on investment securities                            115                  (776)
            Net realized gain on sale of investment securities                            (787)                 (191)
            Deferred income taxes                                                          (18)                  183
            (Increase) decrease in:
               Receivable from clearing firm                                              (515)               (3,278)
               Miscellaneous receivables                                                   164                  (391)
               Trading securities, at market                                              (702)                3,553
               Income tax receivable                                                       291                     0
               Other assets                                                                110                    59
            Increase (decrease) in:
               Payable to clearing firm                                                      0                (1,069)
               Securities sold but not yet purchased, at market                            111                   390
               Accrued compensation                                                     (1,769)               (1,184)
               Other accounts payable and accrued expenses                                (339)                  436

-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                  ($2,702)              ($1,828)
================================================================================ ===================== =====================

See Notes to Consolidated Financial Statements


                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Summary of Significant Accounting Policies

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

              The consolidated statement of financial condition as of March 31, 1999 and other financial information for the three months ended March 31, 1999 and 1998, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

Note 2.       Commitments and Contingent Liabilities

              John G. Kinnard is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

Note 3.       Segments

              The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment consists of various retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading, and institutional sales of fixed income securities. Other consists of general corporate and administrative support functions. The Company does not provide balance sheet data for segment reporting as this data is not measured.

              Information concerning operations in these segments of business is as follows:

                                 (In thousands)
              --------------------------------------------------------------
              Quarter ended March 31,          1999              1998
              --------------------------------------------------------------
               Operating revenue:
                 Retail sales                 $6,896             $6,544
                 Equity capital markets        2,433              3,516
                 Fixed income                  1,412              1,435
                 Other                           405                440
              --------------------------------------------------------------
                                             $11,146            $11,935
              ==============================================================
               Operating loss:
                 Retail sales                 $1,180               $181
                 Equity capital markets         (423)               233
                 Fixed income                    236                184
                 Other                        (1,078)            (1,119)
              --------------------------------------------------------------
                                                ($85)             ($521)
              ==============================================================

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

              The following table sets forth a summary of first quarter increases (decreases) in segment revenue and expenses for 1999 versus 1998:

                                 (In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                   March 31,         Change from
                                                     1999             prior year             Percent
-------------------------------------------------------------------------------------------------------------------
              Operating revenues:
                  Retail                             $6,896              $352                  5.4%
                  Equity capital markets              2,433            (1,083)               (30.8)
                  Fixed income                        1,412               (23)                (1.6)
                  Corporate                             405               (35)                (8.0)
--------------------------------------------------------------------------------------------------------------------
              Total operating revenues               11,146              (789)                (6.6)
--------------------------------------------------------------------------------------------------------------------

              Operating income:
                  Retail                              1,180               999                551.9
                  Equity capital markets               (423)             (656)              (281.5)
                  Fixed income                          236                52                 28.3
                  Corporate                          (1,078)               41                  3.7
--------------------------------------------------------------------------------------------------------------------
              Total operating loss                      (85)              436                 83.7%
--------------------------------------------------------------------------------------------------------------------

              Net gains on investment account           672              (295)               (30.5)%
--------------------------------------------------------------------------------------------------------------------
              Pretax income                             587               141                 31.6%
--------------------------------------------------------------------------------------------------------------------

              Income tax expense                        234                51                 27.9
--------------------------------------------------------------------------------------------------------------------
              Net income                               $353               $90                 34.2%
====================================================================================================================

Three months ended March 31, 1999 and 1998

Retail Sales. The Retail Sales business segment consists of various branch locations and the financial services division. Revenue is generated primarily on commissions generated by the sale of financial products and services to individual investors.

The improvement in retail revenues was due to increased transaction levels and improved investment executive productivity. Individual investors were more active in the current period as most major indices achieved record highs, including the Dow Jones Industrial Average exceeding 10,000. Products that recorded significant revenue increases included OTC agency, options, unit trusts, cash management and interest income.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998 (continued)

The operating profit of Retail Sales in the current period was $1.2 million, an increase of $1.0 million from the prior year quarter. The improvement was due to an increase in revenues, the closing of unprofitable offices, implementation of operating efficiencies, and a reduction in clearing charges. As a result of converting its clearing business to NationsBank Montgomery Securities in June 1998, the Company is benefiting from lower transaction fees to process most trades.

Equity Capital Markets. Equity Capital Markets consists of equity trading, institutional sales, research and investment banking. Investment banking includes the fees earned on public equity underwritings, private placements and merger and acquisition transactions.

The decline in Equity Capital Markets revenue was the result of completing no financings in the current period, compared to two public offerings and a significant merger and acquisition transaction in the prior year. The timing of investment banking activity can vary significantly from period to period based on market conditions and other factors.

The decline in investment banking revenues negatively impacted operating results of the Equity Capital Markets group. The operating loss of $423,000 in the first quarter of 1999 compares to an operating profit of $233,000 in the same period a year ago.

Fixed Income. Fixed Income includes the origination, trading and institutional sale of fixed income securities. The Fixed Income group results are driven largely by activity of the originations department which raises capital for municipal and corporate clients located primarily in the Upper Midwest.

Fixed Income revenues declined by $23,000 or 1.6% from the prior year quarter. Origination activity was down slightly from the prior year following a record level of financings completed in the fourth quarter of 1998. Other revenue changes included increases in cash management and municipal bond sales, and declines in the sale of private and government bonds.

Corporate. Corporate consists of various administrative functions required to support the revenue generating business units, such as Accounting, Human Resources and Marketing.

The operating loss in the Corporate area narrowed by $41,000 or 3.7%. Over the past year the Company has implemented efficiencies that have enabled a reduction of corporate expenses.

The net gain on the investment account of $672,000 in the current period compares to a net gain of $967,000 in the prior year. The Company's investment account has historically been a volatile source of income, and may change significantly from period to period.

Net income rose by $90,000 or 34.4% from the prior year. Diluted earnings per share rose to seven cents from four cents.

Liquidity and Capital Resources

Operating Activities
A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $132,000 at March 31, 1999, are stated at fair value, which is determined by management's best estimate.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Operating Activities (continued)
Between December 31, 1998 and March 31, 1999 trading securities increased $702,000 and securities sold but not yet purchased increased by $111,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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

Financing Activities
John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1998 and March 31, 1999 there were no outstanding balances under this facility.

During the first three months of 1999, the Company repurchased 352,000 shares of its common stock at a total cost of $1.7 million. For the full year of 1998, a total of 566,000 shares were repurchased at a cost of $3.1 million. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock, of which a total of 628,991 shares have been repurchased as of March 31, 1999.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Year 2000 Issue (continued)
The majority of internal systems with a Year 2000 problem were addressed in calendar year 1998. The Company's capital budget does not specifically identify expenditures related to the Year 2000, although many items in the capital budget relate to upgrading or replacing applications that are not Year 2000 compliant. During 1998, the Company spent $1.5 million for capital equipment (which includes software purchases), versus $1.1 million in 1997. The cost to remediate the small number of systems that are not currently Year 2000 compliant has not been determined, although the Company does not expect such costs to have a material effect on the Company's consolidated financial statements, and expects to fund such costs from working capital.

As a member of the Securities Industry Association, Kinnard is updated on the progress of industry-wide testing, and was a direct participant in the industry tests conducted in early 1999. Kinnard has been conducting point-to-point testing of both its mission critical and non-mission critical systems, and expects to complete this process by September 30, 1999. No material system deficiencies have resulted from tests conducted as of the reporting date.

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

Cautionary Statements
The Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industries, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK



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

The Company has evaluated its financial securities and underwriting commitments at March 31, 1999 and assessed the related market risk. This inventory is turned over frequently throughout the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



         ITEM 1 -  LEGAL PROCEEDINGS

                   See Note 2 in Notes to Consolidated Financial Statements.


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


                                      KINNARD INVESTMENTS, INC.


                                      /s/  Daniel R. Sass
                                      -----------------------------------
                                      Daniel R. Sass
                                      Treasurer (principal financial and
                                       accounting officer)



Date  May 11, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                 Form 10-Q for the quarter ended March 31, 1999




   27      Financial Data Schedule (filed in electronic form only):