Form 10-Q
period 1999-06-30
KINNARD INVESTMENTS INC
filed 1999-08-12
CIK 314037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended     June 30, 1999    Commission File No.  0-9377
                       -------------------                     ---------



                            KINNARD INVESTMENTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Minnesota                                    41-0972952
-------------------------------------------------------------------------------
 (State of incorporation)                (I.R.S. Employer identification number)


920 Second Avenue South, Minneapolis, Minnesota  55402          (612) 370-2700
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  Telephone number


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                               ---    ---

Shares of $0.02 par value common stock outstanding at August 10, 1999: 5,040,415

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                    CONTENTS



                                                                             Page
PART I

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition....................3

             Consolidated statements of operations.............................4

             Consolidated statements of shareholders' equity...................5

             Consolidated statements of cash flows.............................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................10

PART II

         OTHER INFORMATION....................................................16

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,              December 31,
                                                                                          1999                   1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                               $2,121                $2,689
   Receivable from clearing firm                                                              421                 1,009
   Miscellaneous receivables                                                                3,256                 3,527
   Trading securities, at market                                                           11,202                 8,221
   Office equipment at cost, less accumulated depreciation
         of  $3,050 and  $2,540, respectively                                               1,632                 1,888
   Investment securities, at fair value                                                    14,051                16,918
   Income tax receivable                                                                    1,229                 1,456
   Deferred income taxes                                                                      425                   242
   Other assets                                                                               362                   414
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $34,699               $36,364
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                          $805                  $257
   Accrued compensation                                                                     3,352                 3,770
   Other accounts payable and accrued expenses                                              2,537                 2,831
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           6,694                 6,858
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                     0
   Undesignated stock, authorized 12,000 shares; none issued or outstanding                     0                     0
   Common stock, $.02 par value; authorized 12,000 shares; issued and
       outstanding 5,040 and 5,483 shares, respectively                                       101                   110
   Additional paid-in capital                                                               7,095                 9,265
   Retained earnings                                                                       20,809                20,131
----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 28,005                29,506
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                $34,699               $36,364
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                       Six Months Ended
                                                                 June 30,                               June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                         1999              1998                  1999              1998
---------------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)                            (Unaudited)
Operating revenues:
    Commissions                                           $4,347           $3,793                $8,524            $7,436
    Principal transactions                                 5,520            3,573                10,569             8,780
    Investment banking                                     1,462            1,640                 2,024             3,621
    Interest                                                 418              323                   811               698
    Other                                                    859              784                 1,824             1,513
---------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                  12,606           10,113                23,752            22,048
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Compensation and benefits                              8,433            8,058                16,063            16,773
    Floor brokerage and clearance                            944              873                 1,910             1,847
    Communications                                           191              228                   389               409
    Occupancy and equipment                                1,250            1,443                 2,686             2,860
    Other                                                  1,411            1,557                 2,411             2,726
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                  12,229           12,159                23,459            24,615
---------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      377           (2,046)                  293            (2,567)

Net gains (losses) on investment account                     200             (203)                  872               764
---------------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                         577           (2,249)                1,165            (1,803)
---------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)                                 253             (906)                  487              (723)
Net income (loss)                                           $324          ($1,343)                 $678           ($1,080)
---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:
      Basic                                               $0.06           ($0.22)                 $0.13            ($0.18)
      Diluted                                             $0.06           ($0.22)                 $0.13            ($0.18)
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Additional                         Total
                                                       Common Stock              Paid-in         Retained      Shareholders'
                                                  Shares          Amount         Capital         Earnings          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        6,027              $120        $12,710          $23,199           $36,029
-----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
   stock option plan                                 68               1              230                                231
Issuance of new shares                              325               7            1,700                              1,707
Repurchase of stock                                (465)             (9)          (2,694)                            (2,703)
Net income                                                                                            308               308
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        5,955             119           11,946           23,507            35,572
-----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
   stock purchase plan                               13               0               78                                 78
Issuance of shares under employee
   stock option plan                                 81               2              379                                381
Repurchase of stock                                (566)            (11)          (3,138)                            (3,149)
Net loss                                                                                           (3,376)           (3,376)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        5,483             110            9,265           20,131            29,506
-----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
   stock option plan                                 17               0               68                                 68
Repurchase of stock                                (460)             (9)          (2,238)                            (2,247)
Net income                                                                                            678               678
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (unaudited)                5,040            $101           $7,095          $20,809           $28,005
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    ---------------------------------------
                                                                                       1999                    1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                      $21,096               $20,743
    Cash paid to suppliers and employees                                                (23,285)              (24,510)
    Interest:
       Received                                                                             811                   698
    Income taxes paid (received)                                                           (443)                   99
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (1,821)               (2,970)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                           9,173                10,001
    Purchase of:
       Office equipment                                                                    (307)               (1,340)
       Investment securities                                                             (5,434)               (9,520)
    Funds released from escrow                                                                0                 1,593
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                 3,432                   734
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                 68                   414
    Repurchase of common stock                                                           (2,247)                 (305)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      (2,179)                  109
---------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                      (568)               (2,127)

Cash and cash equivalents at beginning of period                                          2,689                 3,886
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $2,121                $1,759
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      -------------------------------------
                                                                                         1999                  1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                      $678               ($1,080)
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                                   563                   469
            Net unrealized (gain) loss on investment securities                             367                  (129)
            Net realized gain on sale of investment securities                           (1,239)                 (635)
            Deferred income taxes                                                          (183)                   67
            (Increase) decrease in:
               Receivable from clearing firm                                                588                (1,229)
               Miscellaneous receivables                                                    271                   (84)
               Trading securities at market                                              (2,981)                  732
               Income tax receivable                                                        227                  (673)
               Other assets                                                                  52                   144
            Increase (decrease) in:
               Due to clearing firm                                                           0                (1,069)
               Securities sold but not yet purchased, at market                             548                  (112)
               Accrued compensation                                                        (418)                 (788)
               Other accounts payable and accrued expenses                                 (294)                1,435
               Income taxes payable                                                           0                   (18)

---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   ($1,821)              ($2,970)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

              The consolidated statement of financial condition as of June 30, 1999 and other financial information for the six months ended June 30, 1999 and 1998 are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


NOTE 2.       COMMITMENTS AND CONTINGENT LIABILITIES

              John G. Kinnard is a defendant in various actions relating to it business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.


NOTE 3.       SEGMENTS

              The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment consists of various retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading and institutional sales of fixed income securities. Other consists of general corporate and administrative support functions. The Company does not provide balance sheet data for segment reporting as this data is not measured.

              Information concerning operations in these segments of business is as follows:

                                (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
                                      Three months Ended                        Six months ended
---------------------------------------------------------------------------------------------------------------
June 30,                               1999               1998                1999                1998
---------------------------------------------------------------------------------------------------------------
 Operating revenues:
   Retail sales                        $7,096             $6,472            $13,992              $13,016
   Equity capital markets               2,628              1,777              5,061                5,293
   Fixed income                         2,467              1,458              3,879                2,893
   Other                                  415                406                820                  846
---------------------------------------------------------------------------------------------------------------
                                       12,606             10,113             23,752               22,048
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 Operating income (loss):
   Retail sales                         1,277                842              2,457                1,023
   Equity capital markets                 (57)            (1,296)              (479)              (1,063)
   Fixed income                           662                266                898                  450
   Other                               (1,505)            (1,858)            (2,583)              (2,977)
---------------------------------------------------------------------------------------------------------------
                                         $377            ($2,046)              $293              ($2,567)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 4.      ACQUISITION OF MILLER & SCHROEDER FINANCIAL, INC.

              The Company announced on August 6, 1999 that it had notified MI Acquisition Corporation of the exercise of its right to terminate the Merger Agreement between the two companies. Capitalized costs of $68,000 recorded as of June 30, 1999 in contemplation of the merger will be expensed during the third quarter. Additional estimated costs of approximately $300,000 will be expensed during the third quarter.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report - Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS


              The following table sets forth a summary of second quarter and six month increases (decreases) in the categories of revenues and expenses for 1999 versus 1998:

                                                     (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                               1999
-------------------------------------------------------------------------------------------------------------------------------
                                    Three months                                      Six months
                                       ended                                            ended
                                      June 30           Change          Percent        June 30         Change         Percent
Operating revenues:
     Retail sales                         $7,096            $624           9.6%           $13,992            $976         7.5%
     Equity capital markets                2,628             851          47.9              5,061            (232)       (4.4)
     Fixed income                          2,467           1,009          69.2              3,879             986        34.1
     Other                                   415               9           2.2                820             (26)       (3.1)
                                    -------------------------------                 -----------------------------
Total operating revenues                  12,606           2,493          24.7             23,752           1,704         7.7
                                    -------------------------------                 -----------------------------

Operating income:
     Retail sales                          1,277             435          51.7              2,457           1,434       140.2
     Equity capital markets                  (57)          1,239          95.6               (479)            584        54.8
     Fixed income                            662             396         148.9                898             448        99.6
     Other                                (1,505)            353          19.0             (2,583)            394        13.2
                                    -------------------------------                 -----------------------------
Total operating income (loss)                377           2,423         118.4                293           2,860       111.4
                                    -------------------------------                 -----------------------------

Net gains on investment account              200             403         198.5                872             108        14.1
Pretax income                                577           2,826         125.7              1,165           2,968       164.6

Income tax expense                           253           1,159         127.9                487           1,210       167.4
                                    -------------------------------                 -----------------------------
Net income                                  $324          $1,667         124.1%              $678          $1,758       162.7%
--------------------------------------------------------------------------------- ---------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The improved quarterly data compared to the same quarter last year reflected stronger investor interest in the overall market as well as interest in the smaller market capitalization companies that the Company follows. Also contributing to the improvement was a record quarter in the Company's fixed income business as well as retail efforts. This continued investor interest based on a stronger overall market contributed to the positive results for the current six month period compared to the same period last year.

RETAIL SALES. The Retail Sales business segment consists of various branch locations and the financial services division. Revenue is generated primarily on commissions generated by the sale of financial products and services to individual investors.

The improvement in retail revenues continued during the second quarter due to increased transaction levels and improved investment executive productivity. The major investment indices continued in an upward fashion which continued to fuel retail investor interest. Products that recorded significant revenue increases included OTC agency, listed equity securities, options, unit trusts, cash management and interest income. This activity during the second quarter strengthened contributed to the overall 7.5% increase in revenues for the six month period.

The operating profit of Retail Sales in the current quarter was $1.3 million,compared to $842 thousand for the prior year quarter and $2.5 million for the current six month period compared to $1.0 million for the same six month period last year. The improvement was due to the revenue increase, the closing of unprofitable offices, implementation of operating efficiencies, and a reduction in clearing charges. As a result of converting its clearing business to NationsBank Montgomery Securities in June 1998, the Company continues to benefit from lower transaction fees to process most trades.

EQUITY CAPITAL MARKETS. Equity Capital Markets consists of equity trading, institutional sales, research and investment banking. Investment banking includes the fees earned on public equity underwritings, private placements and merger and acquisition transactions.

The increase in Equity Capital Markets revenue for the current quarter compared to the same quarter last year was the result of higher trading volumes and renewed investor interest in the small-cap equity market in which the Company specializes. Yet the current six month period trails the comparable six month period primarily due to reduced investment banking activity. Equity investment banking was off from last year which had the firm's largest underwriting during the second quarter of 1998 added to two underwritings in the first quarter of 1998 versus no underwritings during the first half of 1999. The timing of investment banking activity can vary significantly from period to period based on market conditions and other factors. The decline in equity investment banking activity along with thinner trading spreads contributed to the decline in operating income for both the comparable quarter and six month results.

FIXED INCOME. Fixed income includes the origination, trading and institutional sale of fixed income securities. The Fixed Income group results are driven largely by activity of the originations department which raises capital for municipal and corporate clients located primarily in the Upper Midwest.

Fixed Income operating revenues increased by $1.0 million for both the quarter and six month period versus the same periods in the prior year. Origination activity increased significantly from the prior year as the Company completed its largest ever public finance transaction in the current quarter. This activity contributed to the increase of $400 thousand for the current quarter and six month period compared to the same periods last year. Other revenue changes included increases in cash management and municipal bond sales.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CORPORATE. Corporate consists of various administrative functions required to support the revenue generating business units such as Accounting, Human Resources and Marketing.

The operating loss in the Corporate area continued to lessen versus the same periods last year as the Company has continued to benefit from implemented efficiencies that enable a reduction of corporate expenses. The Company converted to a new clearing firm during the second quarter of 1998 which incurred additional expenses leading to a more positive comparison to the second quarter and six month results of 1999.

The net gain on the investment account of $200 thousand in the current quarter compares to a net loss of $203 thousand in the prior year. The net gain for the current six month period was $872 thousand compared to $764 thousand for the same period last year. The Company's investment account has historically been a volatile source of income, and may change significantly from period to period.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $625 thousand at June 30, 1999, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1998 and June 30, 1999, trading securities increased $3.0 million, and securities sold but not yet purchased increased by $548 thousand. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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


FINANCING ACTIVITIES

John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1998 and June 30, 1999 there were no outstanding balances under this facility.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCING ACTIVITIES (CONTINUED)

During the first six months of 1999, the Company repurchased 460,000 shares of its common stock at a total cost of $2.2 million. For the full year of 1998, a total of 566,000 shares were repurchased at a cost of $3.1 million. The Board of Directors has authorized the repurchase of up to 1.6 million shares of the Company's common stock, of which a total of 737,000 shares have been repurchased as of June 30, 1999.

The company announced on August 6, 1999 that it had notified MI Acquisition Corporation of the exercise of its right to terminate the Merger Agreement between the two companies. Capitalized costs of $68,000 recorded as of June 30, 1999 in contemplation of the merger will be expensed during the third quarter. Additional estimated costs of approximately $300,000 will be expensed during the third quarter.

YEAR 2000 ISSUE

Year 2000 readiness presents corporate-wide challenges for all companies. The Company recognizes the importance of the Year 2000 issues and its impact on information technology and non-information technology systems. As a result, the Company is actively managing efforts to plan, allocate resources, and monitor progress to achieve Year 2000 readiness.

The executive sponsor for the Company's Year 2000 project is JGK's Chief Executive Officer and Chairman of the Board. The managing executive is JGK's Senior Vice President of Corporate Development. Reporting to the managing executive is the Year 2000 Committee, which is lead by the Director of the MIS/Communications department and includes managers from most major functional areas of the Company. This group is responsible for managing critical success factors, implementation of action plans, and reporting progress to executive management.

The Company believes that is has adequate staffing and human resources to complete its Year 2000 plan. Although retention has not been an issue, the Company does rely on certain key individuals who may be difficult to replace in timely fashion if they were to leave.

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

The majority of internal systems with a Year 2000 problem were addressed in calendar year 1998. The Company's capital budget does not specifically identify expenditures related to the Year 2000, although many items in the capital budget relate to upgrading or replacing application that are not Year 2000 compliant. During 1998, the Company spent $1.5 million for capital equipment (which includes software purchases) versus $1.1 million in 1997. The cost to remediate the small number of systems that are not currently Year 2000 compliant has not been determined, although the Company does not expect such costs to have a material effect on the Company's consolidated financial statements, and expects to fund such costs from working capital.

As a member of the Securities Industry Association, the Company is updated on the progress of industry-wide testing, and was a direct participant in the industry tests conducted in early 1999. The Company has been conducting point-to-point testing of both its mission critical and non-mission critical systems, and expects to complete this process by September 30, 1999. No material system deficiencies have resulted from tests conducted as of the reporting date.

Because the Company operates as a fully-disclosed broker-dealer, a large portion of its information systems are provided by third parties. If these outside information providers, which include securities exchanges, clearing agencies and other financial institutions, should experience a significant disruption as a result of the Year 2000 problem, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on the Company's results of operations.

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

The Company has evaluated its financial securities and underwriting commitments at June 30, 1999 and assessed the related market risk. This inventory is turned over frequently through the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

             See Note 2 in Notes to Consolidated Financial Statements.

ITEM 2 -  CHANGES IN SECURITIES

             None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were voted on at the Registrant's
          Annual Meeting held on May 20, 1999:

1.       Amend the Bylaws to provide for staggered election of directors.

                       ----------------------------------------------------------------------------------------------
                           NUMBER OF                  NUMBER OF               NUMBER OF
                            VOTES FOR               VOTES AGAINST            ABSTENTIONS          NUMBER OF BROKER
                                                                                                         NONVOTES
                       ----------------------------------------------------------------------------------------------
                            2,240,876                    883,140                4,575                  1,618,605
                       ----------------------------------------------------------------------------------------------

1.       Set the number of directors at eight (8).

                       ----------------------------------------------------------------------------------------------
                            NUMBER OF                 NUMBER OF               NUMBER OF
                            VOTES FOR               VOTES AGAINST            ABSTENTIONS          NUMBER OF BROKER
                                                                                                         NONVOTES
                       ----------------------------------------------------------------------------------------------
                            4,675,008                     53,613               18,575                     0
                       ----------------------------------------------------------------------------------------------

1.        Election of Directors.

                       ----------------------------------------------------------------------------------------------
                                                                  NUMBER OF VOTES FOR      NUMBER OF BROKER
                                                                                                   WITHHELD
                       ----------------------------------------------------------------------------------------------
                       Ronald A. Erickson                                 4,162,924                 584,272
                       ----------------------------------------------------------------------------------------------
                       William F. Farley                                  3,999,624                 747,572
                       ----------------------------------------------------------------------------------------------
                       John J. Fauth                                      4,076,624                 670,572
                       ----------------------------------------------------------------------------------------------
                       Stephen H. Fischer                                 4,162,997                 584,199
                       ----------------------------------------------------------------------------------------------
                       John H. Grunewald                                  4,162,924                 584,272
                       ----------------------------------------------------------------------------------------------
                       Andrew J. O'Connell                                4,112,924                 634,712
                       ----------------------------------------------------------------------------------------------
                       Robert D. Potts                                    4,076,024                 671,172
                       ----------------------------------------------------------------------------------------------
                       Robert S. Spong                                    4,112,124                 635,072
                       ----------------------------------------------------------------------------------------------

ITEM 5 -  OTHER INFORMATION

                        On August 6, 1999, the Company notified MI
          Acquisition Corporation ("MIAC") of the exercise of its right to terminate the Agreement and Plan of Merger dated May 16, 1999 (the "Merger Agreement"), among the Company, MIAC and a wholly owned subsidiary of the Company. A copy of the press release announcing the Company's decision to terminate the Merger Agreement is attached as Exhibit 99 hereto.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   (CONTINUED)


         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

                     (a)  EXHIBITS

                            27 Financial Data Schedule (filed in electronic format only)

                            99 Press release dated August 6, 1999 announcing exercise of right to terminate Merger Agreement

                     (b)  REPORTS ON FORM 8-K

                            Current Report on Form 8-K filed on June 4, 1999.

                     (c)  EARNINGS PER SHARE


                         Basic earnings per share are based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share take into account the dilutive effect, if any, of stock options and other potential dilutive common shares outstanding during the period.

                         The following reconciliation illustrates the computation of basic and diluted earnings per share:

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        QUARTER ENDED           SIX MONTHS ENDED
                                                                        -------------           ----------------
                                                                    6/30/99     6/30/98       6/30/99   6/30/98
                                                                    -------     -------       -------   -------
                          Net income (loss)                            $324     ($1,343)        $678    ($1,080)
                          --------------------------------------------------------------------------------------
                          Weighted average number of                  5,055        5,990       5,207       5,982
                               common shares outstanding
                          Dilutive effect of stock options and           16            0          17           0
                               Warrants
                          Weighted average number of                  5,071        5,990       5,224       5,982
                                common and potential dilutive
                                common shares outstanding
                          --------------------------------------------------------------------------------------
                          Basic earnings (loss) per share             $0.06      $(0.22)       $0.13     $(0.18)
                          Diluted earnings (loss) per share           $0.06      $(0.22)       $0.13     $(0.18)
                          --------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KINNARD INVESTMENTS, INC.

                               /s/  George F. Stroebel
                              -------------------------------------------
                              George F. Stroebel
                              Chief Financial Officer (principal financial
                                  officer and chief accounting officer)


Date            08/10/99
      -----------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
                  Form 10-Q for the quarter ended June 30, 1999



Exhibit    Description                                  Method of Filing
   27      Financial Data Schedules                     Electronic transmission
   99      Press Release dated August 6, 1999           Electronic transmission