Form 10-Q
period 1999-09-30
KINNARD INVESTMENTS INC
filed 1999-11-10
CIK 314037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1999              Commission File No. 0-9377



                            KINNARD INVESTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Minnesota                                        41-0972952
--------------------------------------------------------------------------------
(State of incorporation)                 (I.R.S. Employer identification number)


920 Second Avenue South, Minneapolis, Minnesota 55402          (612) 370-2700
--------------------------------------------------------------------------------
(Address of principal executive offices)                      Telephone number



--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

Shares of $0.02 par value common stock outstanding at November 4, 1999:
4,895,415

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                                                                Page
                                                                                                                ----
PART I

         CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated statements of financial condition.......................................................3

             Consolidated statements of operations................................................................4

             Consolidated statements of shareholders' equity......................................................5

             Consolidated statements of cash flows................................................................6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.................................................................10

PART II

         OTHER INFORMATION.......................................................................................16

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                        (IN THOUSANDS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,           December 31,
                                                                                          1999                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                               $2,189                $2,689
   Receivable from clearing firm                                                            3,738                 1,009
   Miscellaneous receivables                                                                4,484                 3,527
   Trading securities, at market                                                            6,557                 8,221
   Office equipment at cost, less accumulated depreciation
         of  $3,350 and  $2,540, respectively                                               1,440                 1,888
   Investment securities, at fair value                                                    14,803                16,918
   Income taxes receivable                                                                    756                 1,456
   Deferred income taxes                                                                      426                   242
   Other assets                                                                               268                   414
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $34,661               $36,364
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                          $248                  $257
   Accrued compensation                                                                     2,815                 3,770
   Other accounts payable and accrued expenses                                              4,570                 2,831
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           7,633                 6,858
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
   Preferred stock, authorized 1,000 shares; none issued or outstanding                         0                     0
   Undesignated stock, authorized 12,000 shares; none issued or outstanding                     0                     0
   Common stock, $.02 par value; authorized 7,500 shares; issued and
       Outstanding 4,895 and 5,483 shares, respectively                                        98                   110
   Additional paid-in capital                                                               6,489                 9,265
   Retained earnings                                                                       20,441                20,131
----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 27,028                29,506
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                $34,661               $36,364
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                         1999              1998                  1999              1998
----------------------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)                             (Unaudited)
Operating revenues:
    Commissions                                           $3,814           $3,535                $12,338           $10,970
    Principal transactions                                 5,316            2,974                 15,885            11,755
    Investment banking                                     1,012            1,116                  3,036             4,738
    Interest                                                 465              414                  1,276             1,112
    Other                                                    810              776                  2,634             2,289
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                  11,417            8,815                 35,169            30,864
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Compensation and benefits                              7,695            7,238                 23,758            24,011
    Floor brokerage and clearance                            888              729                  2,797             2,576
    Communications                                           183              269                    573               678
    Occupancy and equipment                                1,218            1,359                  3,904             4,219
    Merger related costs                                     385                0                    385                 0
    Other                                                  1,611            1,123                  4,022             3,849
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                  11,980           10,718                 35,439            35,333
----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                     (563)          (1,903)                  (270)           (4,469)

Net gains (losses) on investment account                     (90)          (1,545)                   782              (782)
----------------------------------------------------------------------------------------------------------------------------
Pretax  income (loss)                                       (653)          (3,448)                   512            (5,251)
----------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)                                (285)          (1,380)                   202            (2,102)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          ($368)         ($2,068)                  $310           ($3,149)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share:
      Basic                                               ($0.07)          ($0.36)                 $0.06            ($0.53)
      Diluted                                             ($0.07)          ($0.36)                 $0.06            ($0.53)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
                                                                                Additional                         Total
                                                       Common Stock              Paid-in         Retained      Shareholders'
                                                  Shares          Amount         Capital         Earnings          Equity
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        6,027            $120          $12,710          $23,199           $36,029
----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
   stock option plan                                 68               1              230                                231
Issuance of new shares                              325               7            1,700                              1,707
Repurchase of stock                                (465)             (9)          (2,694)                            (2,703)
Net income                                                                                            308               308
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        5,955             119           11,946           23,507            35,572
----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
    stock purchase plan                              13               0               78                                 78
Issuance of shares under employee
   stock option plan                                 81               2              379                                381
Repurchase of stock                                (566)            (11)          (3,138)                            (3,149)
Net loss                                                                                           (3,376)           (3,376)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        5,483             110            9,265           20,131            29,506
----------------------------------------------------------------------------------------------------------------------------

Issuance of shares under employee
   stock option plan                                 17               0               68                                 68
Repurchase of stock                                (605)            (12)          (2,844)                            (2,856)
Net income                                                                                            310               310
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999 (unaudited)           4,895             $98           $6,489          $20,441           $27,028
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                 ---------------------------------------
                                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                      $32,820               $31,034
    Cash paid to suppliers and employees                                                (35,194)              (36,817)
    Interest:
       Received                                                                           1,276                 1,112
    Income tax refunded                                                                     851                    98
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                      (247)               (4,573)
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of:
        Investment securities                                                            11,332                14,544
        Office equipment                                                                      0                    59
    Purchase of:
       Investment securities                                                             (8,435)               (9,790)
       Office equipment                                                                    (362)               (1,477)
    Funds released from escrow                                                                0                 1,593
------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                 2,535                 4,929
------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                 68                   459
    Repurchase of common stock                                                           (2,856)               (2,825)
------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                    (2,788)               (2,366)
------------------------------------------------------------------------------------------------------------------------


Decrease in cash and cash equivalents                                                      (500)               (2,010)

Cash and cash equivalents at beginning of period                                          2,689                 3,886
------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                               $2,189                $1,876
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                  KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                                                   (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                     -----------------------------------
                                                                                         1999                  1998
------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Net income (loss)                                                                      $310               ($3,149)
    Adjustments to reconcile net income (loss) to net cash
        Used in operating activities:
            Depreciation and amortization                                                   810                   696
            Net unrealized (gain) loss on investment securities                          (1,720)                  506
            Net realized loss on sale of investment securities                              938                   276
            Deferred income taxes                                                          (184)                 (220)
            (Increase) decrease in:
               Receivable from clearing firm                                             (2,729)               (3,376)
               Miscellaneous receivables                                                   (957)                 (434)
               Trading securities at market                                               1,664                 5,120
               Income taxes receivable                                                      700                (1,758)
               Other assets                                                                 146                   327
            Increase (decrease) in:
               Due to clearing firm                                                           0                (1,069)
               Securities sold but not yet purchased, at market                              (9)                 (463)
               Accrued compensation                                                        (955)                 (842)
               Other accounts payable and accrued expenses                                1,739                  (187)

------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     ($247)              ($4,573)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      The consolidated statement of financial condition as of September 30, 1999 and other financial information for the three and nine months ended September 30, 1999 and 1998 are unaudited, but management believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.


NOTE 2.    COMMITMENTS AND CONTINGENT LIABILITIES

      John G. Kinnard is a defendant in various actions relating to it business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, management believes that, while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.


NOTE 3.    SEGMENTS

      The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment includes the activities of the Company's retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading and institutional sales of fixed income securities. Other consists of general corporate and administrative activities. The Company does not provide balance sheet data for segment reporting as this data is not measured.

      Information concerning operations in these segments of business is as follows:

                                      (IN THOUSANDS)
      ---------------------------------------------------------------------------------------------------------------
                                               Three months Ended                       Nine months ended
      ---------------------------------------------------------------------------------------------------------------
      September 30,                          1999               1998                1999                1998
      ---------------------------------------------------------------------------------------------------------------
       Operating revenues:
         Retail sales                        $6,767             $5,587            $20,759              $18,603
         Equity capital markets               2,913              1,417              7,974                6,710
         Fixed income                         1,068              1,468              4,947                4,361
         Other                                  669                343              1,489                1,190
      ---------------------------------------------------------------------------------------------------------------
                                             11,417              8,815             35,169               30,864
      ---------------------------------------------------------------------------------------------------------------
      ---------------------------------------------------------------------------------------------------------------
       Operating income (loss):
         Retail sales                         1,277                675              3,734                1,698
         Equity capital markets                  11             (1,640)              (469)              (2,703)
         Fixed income                             9                340                907                  790
         Other                               (1,860)            (1,278)            (4,442)              (4,254)
      ---------------------------------------------------------------------------------------------------------------
                                              ($563)           ($1,903)             ($270)             ($4,469)
      ---------------------------------------------------------------------------------------------------------------
      ---------------------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.      ACQUISITION OF MILLER & SCHROEDER FINANCIAL, INC.

      On August 6, 1999 the Company exercised its right to terminate a Merger Agreement with MI Acquisition Corporation. $385,000 of merger related costs, including $68,000 that had been previously capitalized, are included in other operating expenses in the third quarter.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




This discussion should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The following table sets forth a summary of three and nine month increases (decreases) in operating revenues and operating income for 1999 versus 1998:

                                              (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                   1999
----------------------------------------------------------------------------------------------------------------------------

                                                            Three months                             Nine months
                                                                ended                                   Ended
                                                            September 30,                           September 30,
                                                  --------------------------------------------------------------------------
                                                       Change             %                    Change              %
                                                  --------------------------------------------------------------------------
Operating Revenues:
     Retail sales                                         $1,180           21.1%                  $2,156          11.6%
     Equity capital markets                                1,496          105.6                    1,264          18.8
     Fixed income                                           (400)         (27.2)                     586          13.4
     Other                                                   326           95.0                      299          25.1
                                                  --------------------------------------------------------------------------
Total operating revenues                                   2,602           29.5                    4,305          13.9
                                                  --------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------

Operating income:
     Retail sales                                            602           89.2                    2,036         119.9
     Equity capital markets                                1,651          100.7                    2,234          82.6
     Fixed income                                           (331)         (97.4)                     117          14.8
     Merger related costs                                   (385)        (100.0)                    (385)       (100.0)
     Other                                                  (197)         (15.4)                     197           4.6
                                                  --------------------------------------------------------------------------
Total operating income                                     1,340           70.5                    4,199          94.0
                                                  --------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------

Net gains on investment account                            1,455           94.2                    1,564         200.0
                                                  --------------------------------------------------------------------------
Pretax income                                              2,795           81.1                    5,763         109.8
                                                  --------------------------------------------------------------------------

Income tax expense                                         1,095           79.4                    2,304         109.7
                                                  --------------------------------------------------------------------------
Net income                                                $1,700           82.2%                  $3,459         109.8%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarterly and nine-month operating revenues improved compared to last year due to increased retail sales force productivity, continued strong fixed income underwriting activity and continued market interest in smaller market capitalization companies in which the Company makes a market. Higher volume partially offset by lower clearing costs contributed to increased operating expenses compared to last year's third quarter.

A net investment portfolio loss of $90 thousand for the quarter compares to a net loss of $1,545 thousand in the prior year's third quarter. A year-to-date net investment portfolio gain of $782 thousand compares to a net loss of $782 thousand for the same period last year. The Company's investment account gains and losses may fluctuate significantly from period to period as they have in the past.

RETAIL SALES. The Retail Sales business segment consists of various branch locations and the financial services division. Revenue is generated primarily on commissions generated by the sale of financial products and services to individual investors.

The improvement in retail revenues continued during the third quarter due to increased transaction levels, improved investment executive productivity and continued high levels of retail investor interest. Products that recorded significant revenue increases included OTC principal, OTC agency, municipals, unit trusts, cash management and interest income. This strong third quarter activity contributed to an overall 11.6% increase in revenues for the nine month period.

The operating profit of Retail Sales in the current quarter was $1.3 million, compared to $675 thousand for the prior year quarter and $3.7 million for the current nine month period compared to $1.7 million for the same nine month period last year. The improvement was due to the revenue increase, the closing of unprofitable offices and implementation of operating efficiencies.

EQUITY CAPITAL MARKETS. Equity Capital Markets consists of equity trading, institutional sales, research and investment banking. Investment banking includes the fees earned on public equity underwritings, private placements and merger and acquisition transactions.

Increased Equity Capital Markets revenue for the current quarter compared to the same quarter last year resulted from higher trading volumes, continued investor interest in the small-cap equity market in which the Company specializes, and increased investment banking activity. The Company completed two public financings in the current quarter, compared to one private placement in the third quarter of 1998. Increased trading volumes and the third quarter public financings also contributed to nine month revenue increases over the prior year's nine month period. The timing of investment banking activity can vary significantly from period to period based on market conditions and other factors contributing to fluctuations in revenues and operating profits.

FIXED INCOME. Fixed income includes the origination, trading and institutional sale of fixed income securities. The Fixed Income group results are driven largely by activity of the originations department which raises capital for municipal and corporate clients located primarily in the Upper Midwest.

Fixed Income operating revenues decreased by $400 thousand for the quarter, and increased by $586 for the nine month period versus the same periods in the prior year. Origination activity decreased significantly in the third quarter of 1999 from the third quarter of 1998. The nine month increase over last year is due to record second quarter 1999 activity, which included the Company's largest ever public finance transaction. Other revenue changes included an increase in municipal bond sales.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CORPORATE. Corporate consists of various administrative functions required to support the revenue generating business units such as Operations, Client Services, Accounting, Human Resources and Marketing.

The Company has continued to benefit, overall, from improved operating efficiencies. However, increased professional services expenditures contributed to higher Corporate operating losses in the current three and nine month periods compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1.8 million at September 30, 1999, are stated at fair value, which is determined by management's best estimate.

Between December 31, 1998 and September 30, 1999, trading securities decreased $1.7 million, and securities sold but not yet purchased increased by $9 thousand. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

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


FINANCING ACTIVITIES

John G. Kinnard maintains a credit facility in order to meet short-term operating needs. At December 31, 1998 and September 30, 1999 there were no outstanding balances under this facility.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCING ACTIVITIES (CONTINUED)

During the first nine months of 1999, the Company repurchased 605,000 shares of its common stock at a total cost of $2.8 million. For the full year of 1998, a total of 566,000 shares were repurchased at a cost of $3.1 million. To date, the Board of Directors has authorized the repurchase of up to 2.6 million shares of the Company's common stock, of which a total of 2,224,000 shares have been repurchased as of September 30, 1999.

The Company announced on August 6, 1999 that it had notified MI Acquisition Corporation of the exercise of its right to terminate the Merger Agreement between the two companies. Capitalized costs of $68,000 recorded as of June 30, 1999 in contemplation of the merger were expensed during the third quarter. Additional costs of $317,000 were also expensed during the third quarter.

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

The majority of internal systems with a Year 2000 problem were addressed in calendar year 1998. The Company's capital budget does not specifically identify expenditures related to the Year 2000, although many items in the capital budget relate to upgrading or replacing application that are not Year 2000 compliant. During 1998, the Company spent $1.5 million for capital equipment (which includes software purchases) versus $1.1 million in 1997. The cost to remediate the small number of systems that are not currently Year 2000 compliant has not had a material effect on the Company's consolidated financial statements, and all such costs have been funded with working capital.

As a member of the Securities Industry Association, the Company is updated on the progress of industry-wide testing, and was a direct participant in the industry tests conducted in early 1999. The Company has completed point-to-point testing of both its mission critical and non-mission critical systems. No material system deficiencies have resulted from tests conducted as of the reporting date.

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

The Company has developed a written contingency plan to provide for continuity under various scenarios. The contingency plan will continue to be monitored, updated and modified during the remaining months of 1999 as the Company completes its plan to address the Year 2000 issue. The Company also continues to monitor and respond to Year 2000 related updates and recommendations from its vendors and other third parties.

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

The Company has evaluated its financial securities and underwriting commitments at September 30, 1999 and assessed the related market risk. This inventory is turned over frequently through the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company.

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

                           PART II - OTHER INFORMATION

The following reconciliation illustrates the computation of basic and diluted earnings per share:

                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Quarter ended            Nine months ended
                                        ------------------------- -----------------------
                                           9/30/99      9/30/98     9/30/99     9/30/98
                                        ------------ ------------ ----------- -----------
 Net income (loss)                          $(368)     ($2,068)        $310    ($3,149)
-----------------------------------------------------------------------------------------
 Weighted average number of                  4,983        5,789       5,134       5,943
      common shares outstanding
 Dilutive effect of stock options and            0            0          18           0
      Warrants
 Weighted average number of                  4,983        5,827       5,152       6,003
       common and potential dilutive
       common shares outstanding
-----------------------------------------------------------------------------------------
 Basic earnings (loss) per share            $(0.07)      $(0.36)      $0.06      $(0.53)
 Diluted earnings (loss) per share          $(0.07)      $(0.36)      $0.06      $(0.53)
-----------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KINNARD INVESTMENTS, INC.


                                       /s/  Paul H. Perseke
                                       ----------------------------------
                                       Paul H. Perseke
                                       Treasurer (principal financial and
                                         accounting officer)


Date       11/9/99
     -------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
               Form 10-Q for the quarter ended September 30, 1999





27      Financial Data Schedule (filed in electronic form only):