Form 10-K
period 1999-12-31
KINNARD INVESTMENTS INC
filed 2000-03-29
CIK 314037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NO. 0-9377

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 27, 2000, was approximately $22,672,650 (based on the closing price of the Registrant's Common Stock on such date).

    Shares of $0.02 par value Common Stock outstanding at March 27, 2000: 4,852,915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Kinnard Investments, Inc. (the "Registrant" or "KII") is a holding company that has provided financial products and services for over 50 years. The primary subsidiary, John G. Kinnard and Company, Incorporated ("John G. Kinnard" or "JGK"), is a regional broker-dealer headquartered in Minneapolis. The Registrant and John G. Kinnard are hereinafter collectively referred to as the "Company."

    John G. Kinnard is a full-service broker-dealer engaged in securities brokerage, trading, investment banking, asset management and related financial services to both retail and institutional customers. The focus of JGK's Capital Markets group is generally on emerging growth companies with market capitalizations of up to $250 million. Through its Fixed Income Originations group, the Company raises capital for municipalities and other business entities. Other products and services include mutual funds, insurance products, investment management, IRA services, and fixed income securities. NoDakBONDSinc., a wholly-owned subsidiary of John G. Kinnard, acts as a fiscal agent in the state of North Dakota. John G. Kinnard is a member of the Chicago Stock Exchange and the National Association of Securities
Dealers, Inc. and is registered as an investment adviser under the Investment Advisers Act of 1940.

SOURCES OF REVENUE

    The following table sets forth a breakdown of the amount and percentage of revenues from each principal source for the three most recent fiscal years:

                                                    1999                    1998                    1997
                                            ---------------------   ---------------------   ---------------------
                                             AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                            --------   ----------   --------   ----------   --------   ----------
                                                                       (IN THOUSANDS)
Commissions:
  Mutual funds............................  $ 4,031         7.3%    $ 4,667        11.4%    $ 4,151         8.3%
  Over-the-counter securities.............    4,409         8.0       2,976         7.3       2,920         5.9
  Listed securities.......................    6,067        11.1       5,032        12.3       5,648        11.3
  Insurance...............................    1,114         2.0       1,368         3.3       1,498         3.0
  Other...................................    1,024         1.9         641         1.6         528         1.1
                                            -------       -----     -------       -----     -------       -----
                                             16,645        30.3      14,684        35.9      14,745        29.6
                                            -------       -----     -------       -----     -------       -----
Principal transactions:
  Equity securities.......................   17,421        31.8      10,934        26.7      18,837        37.8
  Fixed income securities.................    5,287         9.6       5,519        13.5       7,092        14.2
                                            -------       -----     -------       -----     -------       -----
                                             22,708        41.4      16,453        40.2      25,929        52.0
                                            -------       -----     -------       -----     -------       -----
Net gains (losses) on investment account:
  Realized................................    8,085        14.7         439         0.9         233         0.5
  Unrealized..............................   (1,565)       (2.8)       (626)       (1.5)        222         0.4
                                            -------       -----     -------       -----     -------       -----
                                              6,520        11.9        (187)       (0.6)        455         0.9
                                            -------       -----     -------       -----     -------       -----
Investment banking........................    3,839         7.0       5,640        13.8       3,977         8.0
Interest income...........................    1,638         3.0       1,422         3.5       2,276         4.6
Other income..............................    3,518         6.4       2,932         7.2       2,464         4.9
                                            -------       -----     -------       -----     -------       -----
TOTAL REVENUES............................  $54,868       100.0%    $40,944       100.0%    $49,846       100.0%
                                            =======       =====     =======       =====     =======       =====

COMMISSIONS

    Commission revenues are generated through securities transactions for individual and institutional investors where the Company acts as an agent. Commissions are received on exchange transactions, mutual funds, insurance products, options and over-the-counter securities in which the Company does not make a market.

PRINCIPAL TRANSACTIONS

    The Company actively engages in trading as a principal in over-the-counter equity and fixed income securities. When transactions are executed on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the income as principal transaction revenues. The Company buys, sells and maintains an inventory of a security in order to "make a market" in that security, which tends to expose the Company to more risk than in agency transactions. Revenues from principal transactions, including trading profits or losses, depend upon the general trend of prices, the level of activity in the security markets, the skills of employees engaged in market making and the size of inventories. The Company makes a dealer market in approximately 175 equity securities.

INVESTMENT ACCOUNT

    The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities are frequently held as a result of past investment banking activities performed by the Company. In addition, the Company may utilize outside advisors to manage a portion of the investment portfolio.

    As part of the compensation for underwriting securities, John G. Kinnard may receive warrants to purchase shares of its clients' common stock. These warrants are initially carried at cost, but if the value of the underlying shares appreciates, the warrants are valued by management consistent with historical pricing procedures for illiquid securities. Warrants and other securities held in the investment account are typically not immediately transferable and are subject to holding period requirements.

    The value of certain securities held in the investment account can fluctuate significantly, with the resulting valuation changes being reported as net gains or losses on the investment account.

INVESTMENT BANKING

    The Equity Investment Banking department manages, co-manages and participates in the underwriting of corporate equity securities, in addition to providing merger, acquisition, valuation and advisory services. The Company specializes in providing financing to emerging growth companies with market capitalizations up to $250 million. During 1999, John G. Kinnard completed two public offerings and four private placements. The mergers, acquisitions and advisory group participated in 19 transactions in 1999.

    Through the Syndicate department, the Company coordinates the distribution of public and private underwritings and accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms. In 1999, John G. Kinnard participated in 48 such offerings.

    The Fixed Income investment banking department negotiates, underwrites and participates in taxable and tax-exempt offerings for municipalities and corporate clients. In 1999, over $220 million in capital was raised by completing 69 financings. The Company also participated in 39 municipal syndications.

INTEREST INCOME

    The Company derives interest income primarily from customer margin loans, fixed income securities inventories carried for resale to customers and fixed income securities held in the investment account.

    Customer securities transactions are effected on either a cash or margin basis. In a margin transaction, interest is charged to the customer on the amount loaned to purchase securities. The loan is collateralized by securities held in the customer's account.

RESEARCH DEPARTMENT

    John G. Kinnard's Research Department develops investment recommendations and market information on a wide range of growth companies, with an emphasis on the technology, health care and medical device industries. The department develops proprietary research on over 60 companies, which includes analysis of financial statements, assessment of management, evaluation of products and services and projections of estimated future financial results. The Company's research efforts are supplemented by research services purchased from outside research organizations.

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

COMPETITION

    The Company encounters intense competition in all aspects of its business and competes directly with other securities firms a significant number of which have greater capital and other resources than the Company. Many competitors offer a wider range of financial services than the Company. The securities industry also faces growing competition from commercial banks, insurance companies, firms that offer internet on-line trading and other businesses providing financial services. The Company competes with other firms on the basis of customer service, quality and ability of employees, the relative prices of products and services, product availability and locations.

    While the Company believes that it is competitively well positioned, it is impossible to predict the effect of competing firms or lower prices which may be offered by other financial institutions. In addition, there is substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

EMPLOYEES

    At December 31, 1999, the Company had 248 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be good and regards its compensation and employee benefits, including medical, life and disability, deferred savings and retirement plans, to be competitive with those offered by other securities firms.

CAUTIONARY STATEMENTS

    The Company wishes to caution investors that the following factors, among others, could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

        1. INDUSTRY FACTORS. The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of loss resulting from the underwriting or ownership of securities, customer or issuer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. A substantial part of John G. Kinnard's business involves securities of emerging growth companies, a segment of the securities industry which may be subject to greater risks and volatility than the industry as a whole. There is also substantial competition among firms in the securities industry to attract and retain qualified and successful investment executives.

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

ITEM 2. PROPERTIES

    The Registrant's main office is located in the Kinnard Financial Center, 920 Second Avenue South, Minneapolis, Minnesota and is leased by John G. Kinnard. John G. Kinnard has 12 branch offices located in Minnesota, North Dakota and South Dakota, in addition to maintaining relationships with various independent representatives. See Note 11 of the Notes to Consolidated Financial Statements included herein for information concerning leases of the Company's branches and offices. The Company believes these leased facilities are suitable and adequate to support its business needs.

ITEM 3. LEGAL PROCEEDINGS

    On December 10, 1999, the National Association of Securities Dealers ("NASD") issued a binding arbitration award for $16.6 million in favor of the Company and against Dain Rauscher Corporation ("Dain") and several of its investment executives who were wrongfully recruited by Dain from the Company from 1997 to 1999. Dain has filed a motion with the Hennepin County District Court in the State of Minnesota to vacate the award. See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information concerning this award.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

    The Registrant's common stock is traded in the over-the-counter market on The Nasdaq Stock Market under the symbol "KINN". The following table sets forth the high and low sale prices for the Registrant's common stock, as reported by
Nasdaq:

                                                                  HIGH       LOW
                                                                --------   --------
1999   First Quarter..........................................   $6.75      $3.88
       Second Quarter.........................................    5.50       3.88
       Third Quarter..........................................    4.50       3.63
       Fourth Quarter.........................................    8.25       4.25
1998   First Quarter..........................................   $7.00      $5.88
       Second Quarter.........................................    7.00       6.00
       Third Quarter..........................................    6.50       4.13
       Fourth Quarter.........................................    4.75       2.63

NUMBER OF HOLDERS OF COMMON STOCK

    As of March 3, 2000, there were 624 holders of record of the Registrant's common stock and the Company estimates there are approximately 1,000 beneficial holders of the Registrant's common stock.

DIVIDENDS

    The Company does not currently pay a dividend. The payment of future dividends, if any, rests within the discretion of the Board of Directors, and will depend upon the Company's earnings, regulatory capital requirements and financial condition, as well as other relevant factors. The Company is actively engaged in a share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

    The table below sets forth summary historical data relating to the Company. The information presented has been derived from the audited historical financial statements of the Company.

                                                   1999          1998       1997       1996       1995
                                                 --------      --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Financial Condition:
  Cash and cash equivalents....................  $ 8,018(1)    $ 2,689    $ 3,886    $14,031    $ 5,766
  Total assets.................................   40,427        36,364     43,972     47,141     45,897
  Total liabilities............................   11,463(2)      6,858      8,400     11,112     20,592
  Shareholders' equity.........................   28,964        29,506     35,572     36,029     25,305
Operating Results:
  Total revenues...............................   54,868        40,944     49,846     99,977     75,333
  Total operating expenses.....................   50,355        46,573     49,310     80,311     69,647
  Income (loss) before income taxes............    4,513        (5,629)       536     19,666      5,686
  Net income (loss)............................    2,709        (3,376)       308     11,698      3,376
Per Share Data:
  Earnings (loss)--Basic.......................     0.54         (0.58)      0.05       1.93       0.54
  Earnings (loss)--Diluted.....................     0.53         (0.58)      0.05       1.92       0.54
  Dividends declared...........................     0.00          0.00       0.00       0.00       0.00
  Book value...................................     6.06          5.38       5.97       5.98       4.04

------------------------

(1) Cash and cash equivalents increased in 1999 due to cash generated from the exercise and sale of stock warrants in December 1999, discussed below in
    Item 7--Results of Operations.

(2) Total liabilities increased in 1999 due to increases in accrued commissions and incentives resulting from improved core operating results discussed below in Item 7--Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth a summary of changes in the major categories of revenues and expenses from the prior year's results:

                                                                1999 VERSUS 1998       1998 VERSUS 1997
                                                              INCREASE (DECREASE)     INCREASE (DECREASE)
                                                             ----------------------   -------------------
YEARS ENDED DECEMBER 31,                                     DOLLARS       PERCENT    DOLLARS    PERCENT
------------------------                                     --------      --------   --------   --------
                                                                            (IN THOUSANDS)
Revenues:
  Commissions..............................................   $1,961           13%    $   (61)        0%
  Principal transactions...................................    6,255           38      (9,476)      (37)
  Net gains/losses on investment account...................    6,707          N.M        (642)     (141)
  Investment banking.......................................   (1,801)         (32)      1,663        42
  Interest.................................................      216           15        (854)      (38)
  Other....................................................      586           20         468        19
  Total revenues...........................................   13,924           34      (8,902)      (18)
Expenses:
  Compensation and benefits................................    3,268           10      (2,512)       (7)
  Floor brokerage and clearance............................      518           15        (758)      (18)
  Communications...........................................     (145)         (16)        123        16
  Occupancy and equipment..................................     (393)          (7)        221         4
  Other....................................................      534           10         189         4
  Total expenses...........................................    3,782            8      (2,737)       (6)
Income (loss) before income taxes..........................   10,142         N.M.      (6,165)     N.M.
Income tax expense (benefit)...............................    4,057         N.M.      (2,481)     N.M.
Net income (loss)..........................................   $6,085         N.M.     $(3,684)     N.M.

GENERAL

    The Company is engaged in securities brokerage, trading, investment banking, asset management and related financial services. Competition in these activities is intense and sensitive to a variety of market factors, including trading volumes, interest rates, inflation and regional economic changes, which may result in fluctuating revenues. While revenues may be variable, a large portion of the Company's expenses are fixed, which may result in earning that vary significantly from period to period.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

    The Company earned net income of $2.7 million, or 53 cents per diluted share, on revenues of $54.9 million for the twelve months ended December 31, 1999. This compares to a net loss of $3.4 million, or 58 cents per diluted share, on revenues of $40.9 million for the same period in 1998. Improved earnings were a result of substantial improvements in the core operating revenue of all business lines and realized gains in the investment portfolio.

    Commission revenues increased by $1.9 million, or 13% as a result of industry-wide increases in transaction volumes. Revenues from principal transactions increased by $6.3 million, or 38% driven by higher transaction volumes and significantly higher trading profits as investor interest in small capitalization companies in which the Company acts as a market maker increased in the second half of 1999.

    The net gain on securities held in the investment account of $6.5 million in 1999, compared to a net loss of $187,000 in 1998, included a $4.0 million gain on the exercise and sale of stock warrants in December 1999. The investment account has historically been a volatile source of income for the Company.

    Investment banking revenue decreased by $1.8 million, or 32% as the Company's public equity offerings activity remained weak, and the industry experienced a slowdown for public finance offerings in the fourth quarter of 1999. Revenues related to equity offerings decreased by $2.3 million, or 52% as the Company completed two public equity offerings and four private financings, which compares to three public offerings and two private placements in the prior year. The mergers, acquisitions and advisory group participated in 19 transactions during 1999 compared to 15 transactions in the prior year. Revenues related to fixed income offerings increased by $491,000, or 41% compared to 1998. The fixed income originations group raised $221 million in capital for its municipal and corporate clients which compares to $186 million raised in 1998.

    Interest income increased by $216,000, or 15% primarily as a result of increases in customer margin balances and investments in fixed income securities. Other income increased by $586,000, or 20% as a result of increased fee revenue from managed accounts and cash management fees.

    The expense for employee compensation and benefits increased by $3.3 million or 10% from the prior year, due to increased commissions and profitability incentives. A portion of this increase was offset by a reduction in full-time employees predominately in overhead and support positions. Variable compensation, including commissions and revenue and profit based incentive compensation, increased $3.0 million over the prior year while fixed compensation decreased by $463,000 compared to the prior year as a result of a decrease in the number of full-time employees. The number of full-time employees decreased from 297 at December 31, 1998 to 248 at December 31, 1999. The Company also accrued for a $796,093 ESOP contribution as a result of the increased profitability of the Company.

    Floor brokerage and clearance expense increased by 15%, which is less than the increase in associated transaction revenues. The Company continued to benefit in 1999 from lower clearing fees as a result of converting its clearing business to Banc of America Securities in June 1998.

    The decrease in communications expense in 1999 of $145,000 or 16% reflects the realization of cost savings from the 1998 implementation of enhanced and expanded internal communication and information systems. Occupancy and equipment expense decreased $393,000 or 7% due in part to office consolidations and lower equipment rental expense. Other expense increased $534,000 or 10% from 1998. Expense reductions in office supplies, errors and omissions insurance, postage and travel and entertainment costs were offset by increases in professional services expense during the year. The increase in professional services expense was a result of $349,000 in attorney fees relating to the Dain arbitration proceedings and $385,000 in a one-time charge relating to the termination of a merger agreement in the third quarter.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

    For the year ended December 31, 1998, the Company incurred a net loss of $3.4 million, or 58 cents per diluted share, on revenues of $40.9 million. This compares to net earnings of $308,000, or five cents per diluted share, on revenues of $49.8 million for the same period in 1997. Lower revenues were the result of fewer retail transactions, a difficult equity trading environment, and a slowdown of public equity offerings in the latter half of the year.

    Commissions decreased by $61,000 in calendar 1998. Record sales of mutual funds and options were offset by declines in listed equity securities and insurance products.

    Revenues from principal transactions decreased by $9.5 million, or 37%. The Company experienced a difficult equity trading environment due in part to volatile markets--particularly small-cap issues in which the Company focuses its market making activities--and new trading rules and regulatory changes. The Company responded by decreasing the number of stocks in which it makes a market to under 200 from approximately 350 at December 31, 1997.

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

    Floor brokerage and clearance expense declined by 18%, which was greater than the decline in associated transactions. The Company benefited from lower clearing fees as a result of converting its clearing business to Banc of America Securities in June 1998.

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

                                                                    THREE MONTHS ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   --------   -------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues..........................................   $11,818    $12,806       $11,327         $18,917
Net income (loss).................................       353        324          (368)          2,400
Basic earnings (loss) per share...................      0.07       0.06         (0.07)           0.50
Diluted earnings (loss) per share.................      0.07       0.06         (0.07)           0.49
1998
Revenues..........................................   $12,902    $ 9,910       $ 7,270         $10,862
Net income (loss).................................       263     (1,343)       (2,068)           (228)
Basic earnings (loss) per share...................      0.04      (0.22)        (0.36)          (0.04)
Diluted earnings (loss) per share.................      0.04      (0.22)        (0.36)          (0.04)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

    A large portion of the Company's assets are cash and assets readily convertible to cash. The portion of the Company's security investments and inventory that are readily marketable are stated at quoted market values. The less liquid portion of inventories and investments, which totaled $807,000 at December 31,

1999, are stated at fair value, which is determined by management's best estimate consistent with historical pricing procedures for illiquid securities.

    Inventories are generally maintained to facilitate customer transactions rather than for market speculation. Investment securities decreased
$2.9 million in 1999 as the Company liquidated certain investment portfolio securities, resulting in realized gains and a corresponding increase in cash. Based on the Company's current liquidity position, available bank line, and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

    As a securities broker-dealer, John G. Kinnard is required by NASD regulations to meet certain liquidity and capital standards. It has been in compliance with these regulations at all times.

FINANCING ACTIVITIES

    John G. Kinnard maintains a discretionary credit facility providing for conditional short-term borrowings of up to $10 million. The facility limits the borrowing to 90 days and is secured by the firm's marketable securities. Advances under the facility are at the bank's sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by the Company and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to the line of credit. There were no outstanding borrowings at December 31, 1999 and 1998 nor during the years then ended.

    In 1999 and 1998 the Company received proceeds of $274,000 and $459,000, respectively, from the issuance of common stock to participants in the Employee Stock Purchase Plan and upon the exercise of options.

    During the years 1999, 1998 and 1997 the Company repurchased 760,000, 566,000 and 465,000 shares of its common stock at a total cost of $3.6 million, $3.1 million and $2.7 million, respectively. In November 1999, the board of directors authorized the repurchase of an additional 1,000,000 shares in the open market or through privately negotiated transactions, at the discretion of the firm's management. Remaining shares authorized for repurchase at December 31, 1999 are 1,231,491.

    In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

YEAR 2000 ISSUE

    The Company invested $430,000, $1.5 million and $1.1 million in capital equipment including software purchases in 1999, 1998 and 1997, respectively to address the impact of the Year 2000 on the Company's computer systems. All of the equipment modifications were completed prior to the century date change Neither the Company nor any of its outside service providers experienced significant disruptions as a result of the date change from December 31, 1999 to January 1, 2000. Management will continue to monitor its mission critical systems and those of its outside service providers for any Year 2000 issue-related problems. The Company anticipates incurring less than $5,000 in costs associated with the ongoing monitoring of mission critical systems for date change related issues.

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

SEGMENTS

    The Company's reportable segments are: retail sales, equity capital markets, fixed income and other. The retail segment consists of various retail branch locations and the financial services division. Equity capital markets consists of equity trading, institutional sales, research and investment banking. Fixed income includes the origination, trading, and institutional sale of fixed income securities. Other consists of general corporate, administrative support functions and net gains or losses on the investment account. Information concerning operations in these segments of business is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Revenue:
  Retail sales...................................  $28,730    $24,737    $30,422
  Equity capital markets.........................   11,720      8,660     10,192
  Fixed income...................................    6,182      5,943      6,224
  Other..........................................    8,236      1,604      3,008
                                                   -------    -------    -------
                                                   $54,868    $40,944    $49,846
                                                   =======    =======    =======
Pretax income (loss):
  Retail sales...................................  $ 4,983    $ 2,501    $ 4,342
  Equity capital markets.........................   (1,148)    (3,126)      (509)
  Fixed income...................................      840      1,132      1,166
  Other..........................................     (162)    (6,136)    (4,463)
                                                   -------    -------    -------
                                                   $ 4,513    ($5,629)   $   536
                                                   =======    =======    =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risk exposure of the Company is the impact that market and interest rate volatility may have on the value of financial securities and underwriting commitments. The Company manages this risk exposure through a process of internal controls, due diligence and management review. Position limits for trading and inventory controls are established and monitored on an ongoing basis. The trading inventory is turned over frequently throughout the year. Decisions regarding securities to be held in the investment portfolio are guided by an investment policy and are reviewed on a regular basis. Current and proposed underwriting and other banking commitments are subject to due diligence reviews by the appropriate business unit as well as by senior management. See
Note 14 in the Notes to Consolidated Financial Statements for additional information.

    The Company has evaluated its financial securities and underwriting commitments at December 31, 1999 and assessed the related market risk. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company. See Note 4 in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements and Schedule" following
Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            CURRENT POSITION(S)        PRINCIPAL OCCUPATION(S)      DIRECTOR
NOMINEE AND CLASS              AGE             WITH COMPANY            DURING PAST FIVE YEARS         SINCE
-----------------            --------   ---------------------------  ---------------------------  -------------
William F. Farley
  (Class III)..............     56      Chief Executive Officer,     Chief Executive Officer and     April 1997
                                        Chairman and Director        Chairman since May 1998,
                                                                     Chief Executive Officer and
                                                                     Chairman of John G. Kinnard
                                                                     and Company, Incorporated
                                                                     ("JGK") since April 1997.
                                                                     From April 1996 to April
                                                                     1997, independent investor.
                                                                     From March 1990 to April
                                                                     1996, Vice Chairman of US
                                                                     Bancorp (formerly First
                                                                     Bank System).
George F. Stroebel.........     48      Secretary, Senior Vice       Secretary of Kinnard                   N/A
                                        President, Director of       Investments, Inc. since
                                        Corporate Development        August 1998. Senior Vice
                                                                     President of John G.
                                                                     Kinnard since February
                                                                     1998. Private Investor from
                                                                     September 1997 to February
                                                                     1998. Chief Executive
                                                                     Officer of Origen Group, a
                                                                     division of Phillips
                                                                     Plastics Corporation from
                                                                     June 1994 to August 1997.
                                                                     Partner of Ernst & Young
                                                                     from October 1987 to June
                                                                     1994.
Robert S. Spong
  (Class I)................     65      Director                     Senior Vice President of         May 1981
                                                                     JGK since May 1992.
                                                                     Investment Executive with
                                                                     JGK since 1969.
Stephen H. Fischer
  (Class I)................     56      Director                     Chairman and Chief           February 1991
                                                                     Executive Officer, Fintegra
                                                                     Financial Solutions, LLC, a
                                                                     private financial products
                                                                     and services company, since
                                                                     November 1999. Independent
                                                                     investor, business
                                                                     consultant and investment
                                                                     executive from February
                                                                     1998 to November 1999.
                                                                     Chief Executive Officer
                                                                     (from March 1992 to
                                                                     February 1998) and
                                                                     President and Chief
                                                                     Financial Officer (from
                                                                     August 1986 to February
                                                                     1993) of PRIMEVEST
                                                                     Financial Services, Inc., a
                                                                     subsidiary of ReliaStar
                                                                     Financial Corporation.
                                                                     Treasurer of PRIMEVEST from
                                                                     February 1993 to November
                                                                     1996.

                                            CURRENT POSITION(S)        PRINCIPAL OCCUPATION(S)      DIRECTOR
NOMINEE AND CLASS              AGE             WITH COMPANY            DURING PAST FIVE YEARS         SINCE
-----------------            --------   ---------------------------  ---------------------------  -------------
Andrew J. O'Connell
  (Class II)...............     45      Director                     Senior Vice President of         July 1994
                                                                     JGK since May 1992.
                                                                     Investment Executive with
                                                                     JGK since 1978.

John J. Fauth
  (Class I)................     54      Director                     President and Chief              July 1997
                                                                     Executive Officer of The
                                                                     Churchill Companies, a
                                                                     private investment company,
                                                                     since 1982.

John H. Grunewald
  (Class III)..............     63      Director                     Independent investor since    January 1998
                                                                     January 1997. From
                                                                     September 1993 to January
                                                                     1997, Chief Financial
                                                                     Officer of Polaris
                                                                     Industries Inc., a
                                                                     manufacturer of
                                                                     recreational vehicles. From
                                                                     July 1976 to June 1993,
                                                                     Chief Financial Officer of
                                                                     Pentair, Inc., a
                                                                     diversified industrial
                                                                     manufacturer. Also, a
                                                                     director of the following
                                                                     public companies: Nash
                                                                     Finch Company and Advantage
                                                                     Learning Systems, Inc.

Ronald A. Erickson
  (Class II)...............     63      Director                     President since 1970 of       January 1998
                                                                     Holiday Companies, a
                                                                     private business entity
                                                                     owning and operating
                                                                     gasoline/ convenience
                                                                     stores, supermarkets,
                                                                     sporting goods stores and
                                                                     wholesale food distribution
                                                                     businesses. Also a director
                                                                     of Carriage Services, Inc.

Robert D. Potts
  (Class II)...............     57      Director                     Consultant and private            May 1999
                                                                     investor since January
                                                                     1998. From April 1994 to
                                                                     December 1997, Director,
                                                                     President and Chief
                                                                     Operating Officer, and from
                                                                     October 1993 to April 1994
                                                                     Executive Vice President of
                                                                     GreenTree Financial
                                                                     Corporation, a diversified
                                                                     financial services company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders ("Insiders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to Insiders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee of the Board of Directors during fiscal 1999 was composed of two outside directors, Ronald A. Erickson and John J. Fauth, and a third director, Robert S. Spong. The Committee is responsible for developing and making recommendations to the Board with respect to the compensation to be paid to the Chief Executive Officer of the Company and to the other principal executive officers of the Company and its operating subsidiary, JGK.

    OVERVIEW AND PHILOSOPHY. The Company's executive compensation program is comprised of base salaries, annual cash bonuses, long-term incentive compensation in the form of stock options, and various benefits, including participation in the Company's pension plan and employee stock ownership plan ("ESOP"), both of which are generally available to all employees of the Company and have contribution formulas which are related to the Company's performance and vesting schedules which reward long-term service to the Company.

    The Company has followed a policy of paying annual base salaries which are less than the industry's average as reported by the Securities Industry Association and relying on annual cash bonuses and long-term incentive compensation to retain executive officers. The Compensation Committee believes long-term incentives enhance the concept of ownership which emphasize profits and directly ties executive compensation to shareholder value. Annual cash bonuses and long-term stock option incentives are tied to the profitability and goals of the Company.

    COMPENSATION. The Company has continued the compensation policies and practices which have included moderate increases during profitable periods and reductions during unprofitable periods. Base salaries of the Company's named executive officers were unchanged in 1999.

    Contributions to the Company's pension plan and ESOP are determined for executive officers on the same basis as for all other employees. Annual contributions to the pension plan are made at the rate of 5% of total compensation paid during the year subject to IRS limitations. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The Board of Directors authorized a contribution of $796,903 to the ESOP for calendar year 1999.

    The Company provides medical and insurance benefits to its executive officers which are generally available to all Company employees. Some executive officers of the Company participate in the Company's employee stock purchase plan which is also generally available to all employees and to which the Company does not contribute. The amount of perquisites allowed to executive officers, as determined in accordance with the rules of the Securities and Exchange Commission, did not exceed 10% of salary for 1999.

    CHIEF EXECUTIVE OFFICER COMPENSATION. In May 1998, William F. Farley was named Chief Executive Officer and Chairman of Kinnard Investments, Inc., in addition to his position as Chief Executive Officer and Chairman of JGK. Mr. Farley was paid a $250,000 base salary during 1999 pursuant to the terms of his employment contract dated April 7, 1997.
Mr. Farley also received a $150,000 bonus for 1999 based upon the Company's performance.

                                          Ronald A. Erickson
                                          John J. Fauth
                                          Robert S. Spong
                                          MEMBERS OF THE COMPENSATION COMMITTEE

EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation earned during each of the Company's last three fiscal years by each of the Company's executive officers whose salary and bonus compensation exceeded $100,000 for fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                            COMPENSATION
                                                   ANNUAL COMPENSATION         AWARDS
                                                -------------------------   ------------
                                                                             SECURITIES
                                                                             UNDERLYING
                                      FISCAL                                OPTIONS/SARS      ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)(1)   BONUS ($)       (#)        COMPENSATION ($)
---------------------------          --------   -------------   ---------   ------------   ----------------
William F. Farley, ................     1999       259,615       150,000             0          33,000(2)
  Chief Executive Officer and           1998       250,000       250,000             0          31,958(3)
  Chairman                              1997       185,577       280,000       165,000               0

Daniel R. Sass, ...................     1999        55,915             0             0          53,171(4)
  Treasurer                             1998        93,334        10,000             0           5,241(5)
                                        1997        85,002        18,750             0           5,708(6)

George F. Stroebel, ...............     1999       186,923       150,000             0           4,846(7)
  Secretary, Senior Vice President,     1998       148,846             0        25,000               0
  Director of Corporate Development

------------------------

(1) Includes commission income.

(2) Amount reflects Company contributions to the Pension Plan of $8,000 and a benefits allowance of $25,000.

(3) Amount reflects Company contributions to the Pension Plan and ESOP of $6,250 and $708, respectively, as well as a benefits allowance of $25,000.

(4) Amount reflects Company contributions to the Pension Plan of $5,671 and a payment of $47,500 in conjunction with Mr. Sass' departure on June 30, 1999.

(5) Amount reflects Company contributions to the Pension Plan and ESOP of $4,667 and $574, respectively.

(6) Amount reflects Company contributions to the Pension Plan and ESOP of $5,188 and $520, respectively.

(7) Amount reflects Company contributions to the Pension Plan of $4,846.

OPTION/SAR GRANTS DURING 1999 AND POTENTIAL REALIZABLE VALUES

    The following options were granted to the named executive officers during fiscal 1999. The Company has not granted any stock appreciation rights.

                           OPTION GRANTS DURING 1999

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF STOCK
                                                                                           PRICE APPRECIATION FOR
                                           INDIVIDUAL GRANTS                                     OPTION TERM
                             ---------------------------------------------                -------------------------
                              NUMBER OF     PERCENT OF TOTAL
                              SECURITIES      OPTIONS/SARS
                              UNDERLYING       GRANTED TO      EXERCISE OR
                             OPTIONS/SARS      EMPLOYEES       BASE PRICE    EXPIRATION
NAME                         GRANTED (#)     IN FISCAL YEAR      ($/SH)         DATE       5% ($)          10% ($)
----                         ------------   ----------------   -----------   ----------   --------         --------
William F. Farley..........        0                  --              --            --         --                --
George F. Stroebel.........        0                  --              --            --         --                --

OPTION EXERCISES AND VALUES FOR 1999

    The following table provides information related to options exercised by the named executive officers during the 1999 fiscal year and the number and value of options held at fiscal year end.

                    AGGREGATED OPTION EXERCISES DURING 1999
                     AND OPTION VALUES ON DECEMBER 31, 1999

                                                                    NUMBER OF
                                                                    SECURITIES          VALUE OF
                                                                    UNDERLYING        UNEXERCISED
                                                                   UNEXERCISED        IN-THE-MONEY
                                          SHARES                 OPTIONS/SARS AT    OPTIONS/SARS AT
                                        ACQUIRED ON    VALUE        FY-END (#)         FY-END ($)
                                         EXERCISE     REALIZED     EXERCISABLE/       EXERCISABLE/
NAME                                        (#)         ($)       UNEXERCISABLE     UNEXERCISABLE(1)
----                                    -----------   --------   ----------------   ----------------
William F. Farley.....................       0          N/A       99,000 / 66,000   142,313 / 94,875
George F. Stroebel....................       0          N/A        5,000 / 20,000     6,875 / 27,500

------------------------

(1) Based on the difference between the closing price of the Company's Common Stock as reported by Nasdaq at fiscal year end and the option exercise price.

DIRECTORS FEES

    Under current compensation plans, the Company pays the directors who are not employees of the Company or a subsidiary, for their services as directors of the Company, the sum of $750 per month plus $500 per regular board meeting and $250 per special board and each committee meeting attended.

    Under the Company's 1997 Stock Option Plan, each nonemployee director receives, upon election or re-election to the Board by the shareholders, an option to purchase 2,500 shares of the Company's Common Stock at a price equal to the fair market value of the Company's Common Stock as defined in the Plan. On May 20, 1999 the Company granted options to purchase 2,500 shares, at an option price of $4.625 per share, to Messrs. Erickson, Fauth, Fischer, Grunewald and Potts, who were re-elected as directors at the 1999 annual meeting of shareholders.

EMPLOYMENT AGREEMENTS

    (a) The Company has entered into an employment agreement with William F. Farley pursuant to which he was elected President, Chief Executive Officer and Chairman of the Board of Directors of JGK and Chief Operating Officer and a director of the Company. The Agreement will expire December 31, 2000 subject to annual one-year extensions if notice of termination is not given by either party six months prior to an expiration date. Mr. Farley was paid base salary at a rate of $250,000 per annum in 1999 and received a discretionary bonus of $150,000 for that period. In addition, Mr. Farley will participate in all Company and JGK employee benefit plans and be reimbursed for certain expenses.

    Mr. Farley's agreement contains provision for payments to him in the event of his termination of employment with the Company and JGK for certain reasons. If he is terminated by the Company without "cause" or resigns for "good reason," as such terms are defined in the agreement, he will be paid his base salary, bonus and benefits for the balance of the term of the agreement. In addition, he will be paid his base salary and a bonus equal to two times his base salary, for an additional 12 months. Further, Mr. Farley will become vested in all stock options, benefits and perquisites to which he would have been entitled to receive had he remained through the term of the agreement.

    In the event of a "change of control" in the Company, as defined in the employment agreement, vesting of Mr. Farley's stock options will accelerate and he will be entitled to payment to cover all base salary, bonuses, benefits and perquisites that he would receive if he were to remain employed for an additional 36 months at his then current base salary, with his annual bonus calculated at two times his current base salary. The payment will not be made during any month following the change of control in which he continues in the employment of the Company. If the change of control is not initiated by the Company, payments to Mr. Farley will be grossed up to adjust for the impact of any excise tax imposed on amounts exceeding limits under the Internal Revenue Code.

    Mr. Farley is subject to confidentiality restrictions under the terms of his employment agreement and may not compete with the Company or its subsidiaries for one year after his termination of employment.

    (b) The Company has entered into an employment agreement with George F. Stroebel pursuant to which he was elected Senior Vice President, Director of Corporate Development of JGK. The agreement provides for employment at will. Pursuant to such Agreement, Mr. Stroebel receives an annual salary of $180,000, may receive an annual discretionary bonus, will participate in all Company and JGK employee benefit plans, and was granted an option to purchase 25,000 shares at an exercise price of $6.06 per share.

    (c) The Company has entered into an employment agreement with Paul H. Perseke pursuant to which he was elected Chief Financial Officer and Treasurer of KII and Senior Vice President of Accounting and Chief Financial Officer of JGK. The Agreement provides for employment at will. Pursuant to such Agreement, Mr. Perseke receives an annual salary of $100,000, may receive an annual discretionary bonus, will participate in all Company and JGK employee benefit plans, and was granted an option to purchase 25,000 shares at an exercise price of $4.25 per share.

STOCK PERFORMANCE CHART

    The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1999 with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Financial Index. The comparisons reflected in the graph are not intended to forecast the future performance of the Company's Common Stock and may not be indicative of future performance. The comparison assumes $100 was invested on December 31, 1994 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

        KINNARD INVESTMENTS, INC.  NASDAQ COMPOSITE INDEX  NASDAQ FINANCIAL INDEX
Dec-94                        100                     100                     100
Jan-95                     127.96                  100.43                   103.9
Feb-95                     121.23                  105.56                  109.69
Mar-95                     127.96                  108.68                   110.7
Apr-95                     124.62                  112.24                  112.61
May-95                     141.43                  114.98                  116.65
Jun-95                     188.58                  124.14                   119.4
Jul-95                     195.31                  133.15                  124.39
Aug-95                     168.37                  135.66                  130.35
Sep-95                     195.31                  138.78                  134.65
Oct-95                     208.78                  137.78                  135.52
Nov-95                     208.78                  140.86                   142.8
Dec-95                     195.31                  139.92                  145.16
Jan-96                     188.58                  140.94                  145.09
Feb-96                     212.15                  146.29                  146.36
Mar-96                     222.25                  146.47                  149.69
Apr-96                     235.72                  158.33                  148.75
May-96                     282.86                  165.36                   150.9
Jun-96                     249.19                  157.59                  151.61
Jul-96                     276.13                   143.7                  148.89
Aug-96                     276.13                   151.8                  158.58
Sep-96                     336.74                  163.16                  165.72
Oct-96                     282.86                  162.44                  172.43
Nov-96                     313.17                   171.9                  185.63
Dec-96                      309.8                  171.69                  185.63
Jan-97                     276.13                   183.5                  193.97
Feb-97                     269.39                  174.08                  203.88
Mar-97                      279.5                  162.47                  194.37
Apr-97                     282.86                  167.66                  197.69
May-97                     316.54                  186.22                  211.03
Jun-97                     316.54                  191.77                  225.04
Jul-97                      309.8                  211.95                   243.8
Aug-97                     313.17                  211.09                  239.64
Sep-97                     390.62                  224.17                  262.56
Oct-97                     343.48                  211.93                  259.87
Nov-97                     313.17                  212.85                  268.19
Dec-97                     377.15                  208.83                  290.88
Jan-98                     319.93                  215.35                  276.29
Feb-98                     323.27                  235.45                  292.52
Mar-98                     350.21                  244.12                  304.27
Apr-98                     377.15                  248.47                  305.94
May-98                     350.21                  236.56                     293
Jun-98                     346.87                  251.97                   293.4
Jul-98                     323.27                     249                  284.14
Aug-98                     282.86                  199.38                   228.6
Sep-98                     239.11                  225.26                  242.08
Oct-98                     235.72                  235.57                   263.1
Nov-98                     242.46                  259.26                  271.74
Dec-98                     255.93                   291.6                  282.83
Jan-99                     228.99                  333.25                  278.82
Feb-99                     255.93                  304.28                  271.97
Mar-99                     249.19                  327.33                  273.19
Apr-99                     269.39                  338.16                  309.09
May-99                     218.88                  328.54                  295.51
Jun-99                     220.58                  357.22                  295.34
Jul-99                     198.71                  350.88                  276.01
Aug-99                     228.99                  364.29                  259.25
Sep-99                     235.72                   365.2                  247.56
Oct-99                     282.86                  394.49                   267.7
Nov-99                     299.73                  443.66                  267.01
Dec-99                     400.75                  541.16                  257.48

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    The following table provides information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of March 17, 2000:

                                                             SHARES         PERCENT
NAME AND ADDRESS                                          BENEFICIALLY         OF
OF BENEFICIAL OWNER                                         OWNED(1)        CLASS(2)
-------------------                                       ------------      --------
William F. Farley ......................................    819,102(3)        15.7%
  920 Second Avenue S.
  Minneapolis, MN 55402
John G. Kinnard and ....................................    620,974(4)        12.8%
  Company, Incorporated
  Employee Stock
  Ownership Plan and Trust
  920 Second Ave. S.
  Minneapolis, MN 55402
Dimensional Fund Advisors Inc. .........................    314,400(5)         6.5%
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401
Robert S. Spong ........................................    302,294(6)         6.2%
  920 Second Avenue S.
  Minneapolis, MN 55402
Sheldon Fleck ..........................................    258,750(7)         5.3%
  5720 Smetana Drive #300
  Minnetonka, MN 55343

------------------------

(1) Unless otherwise indicated, each person or entity named or included in the group has sole power to vote and sole power to direct the disposition of all shares listed as beneficially owned by such person or entity.

(2) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of April 1, 2000, or within 60 days of such date are treated as outstanding only when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(3) Includes 374,500 shares which may be purchased pursuant to options and warrants which are exercisable as of April 1, 2000, or will become exercisable within 60 days of such date, 78 shares allocated to his account under the ESOP and 4,526 shares held for Mr. Farley in the Company's 401(k) Profit Sharing account (over which Mr. Farley has dispositive power but not voting power).

(4) Such shares are held in trust for the benefit of participants in the John G. Kinnard and Company, Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The participants have voting power over shares held by the ESOP which have been allocated to their accounts, and the Trustees vote shares, if any, which have not been allocated to participants' accounts.

(5) Dimensional Fund Advisors Inc. ("Dimensional") is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. In its role as an investment advisor or manager, Dimensional possesses sole voting power and sole dispositive power with respect to the 314,400 shares. Dimensional has disclaimed all beneficial ownership of such shares. The information set forth herein is based on a Schedule 13G dated February 4, 2000 filed by Dimensional with the Securities and Exchange Commission.

(6) Includes 117,297 shares held by Mr. Spong's wife, 12,458 shares allocated to his account under the ESOP and 72,486 shares held for Mr. Spong in the Company's 401(k) Profit Sharing account (over which Mr. Spong has dispositive power but not voting power).

(7) Mr. Fleck has sole voting power and sole dispositive power with respect to the 258,750 shares owned by Mr. Fleck. Mr. Fleck may be deemed to be the beneficial owner of such shares. The information set forth herein is based on a Schedule 13G filed with the Securities and Exchange Commission on May 19, 1999.

DIRECTOR AND MANAGEMENT SHAREHOLDINGS

    The following table sets forth the number of shares of Common Stock beneficially owned as of March 17, 2000, by each director and nominee for director of the Company, by each executive officer of the Company named in the Summary Compensation table, and by all directors and executive officers (including the named individuals) as a group:

                                                          SHARES            PERCENT
NAME OF                                                BENEFICIALLY            OF
BENEFICIAL OWNER                                         OWNED(1)           CLASS(2)
----------------                                       ------------         --------
William F. Farley....................................     819,102(3)          15.7%
Robert S. Spong......................................     302,294(4)           6.2%
Andrew J. O'Connell..................................     126,040(5)           2.6%
Stephen H. Fischer...................................     113,142(6)           2.3%
George F. Stroebel...................................      45,000(7)             *
John J. Fauth........................................      15,000(8)             *
Ronald A. Erickson...................................      15,000(8)             *
John H. Grunewald....................................      12,000(8)             *
Robert D. Potts......................................       2,500(9)             *
All Directors and Executive Officers as a Group
  (10 persons).......................................   1,460,078(10)         27.6%

------------------------

   * Less than one percent

 (1) See footnote (1) to preceding table.

 (2) See footnote (2) to preceding table.

 (3) Includes 374,500 shares which may be purchased pursuant to options and warrants which are exercisable as of April 1, 2000, or will become exercisable within 60 days of such date, 78 shares allocated to his account under the ESOP, and 4,526 shares held for Mr. Farley in the Company's 401(k) Profit Sharing account (over which Mr. Farley has dispositive power but not voting power).

 (4) Includes 117,297 shares held by Mr. Spong's wife, 12,458 shares allocated to his account under the ESOP and 72,486 shares held for Mr. Spong in the Company's 401(k) Profit Sharing account (over which Mr. Spong has dispositive power but not voting power).

 (5) Includes 20,500 shares which may be purchased pursuant to options which are exercisable as of April 1, 2000, or will become exercisable within 60 days of such date, 19,300 shares allocated to the ESOP account of Mr. O'Connell, and 45,910 shares held for Mr. O'Connell in the Company's 401(k) Profit Sharing account (over which Mr. O'Connell has dispositive power but not voting power).

 (6) Includes 7,500 shares which may be purchased pursuant to options which are exercisable as of April 1, 2000 or will become exercisable within 60 days of such date.

 (7) Includes 10,000 shares which may be purchased pursuant to options which are exercisable as of April 1, 2000 or will become exercisable within 60 days of such date.

 (8) Includes 5,000 shares which may be purchased pursuant to options which are exercisable as of April 1, 2000 or will become exercisable within 60 days of such date.

 (9) Includes 2,500 shares which may be purchased pursuant to options which are exercisable as of April 1, 2000 or will become exercisable with 60 days of such date.

 (10) Includes 430,000 shares which may be purchased pursuant to options and warrants which are exercisable as of April 1, 2000, or will become exercisable within 60 days of such date, 31,836 shares allocated to accounts under the ESOP, and 122,920 shares held in the Company's 401(k) Profit Sharing Plan (over which participants have dispositive power but not voting power).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a) In addition to Mr. Farley, Andrew J. O'Connell and Robert S. Spong, directors of the Company, are employees of JGK. They earned in 1999 commissions, bonuses and other compensation and benefits from JGK, on the same bases and under the same policies as other employees, in the aggregate amounts of $967,216 and $198,951, respectively.

    (b) Certain directors and officers of the Company (and members of the immediate families of such persons) maintain margin accounts with JGK and have margin account indebtedness outstanding from time to time. All such indebtedness is incurred in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.

    (c) In October 1996, the Company entered into a Deferred Compensation Agreement with Stephen H. Fischer in connection with the Company's sale of PRIMEVEST Financial Services, Inc., which provided for the payment to Mr. Fischer of the sum of $100,000 plus interest at a rate equal to Prime plus one point on the earlier of (i) January 4, 1999, (ii) within 60 days after a "change of control" as defined in such Agreement or (iii) Mr. Fischer's death. Such amount was paid to Mr. Fischer in January 1999.

    (d) In conjunction with Mr. Farley's employment agreement dated April 7, 1997, the Company loaned Mr. Farley $95,000 in exchange for a non-interest bearing promissory note which is due at the termination of his employment.

    (e) In conjunction with Mr. Stroebel's employment agreement dated
February 23, 1998, the Company loaned Mr. Stoebel an amount sufficient to purchase 25,000 shares of the Company's common stock at market prices. The loan accrues interest at the broker call rate, and interest and principal are due and payable on the fifth anniversary of issuance. The principal balance of the note at December 31, 1999 was $154,836.

    (f) In conjunction with Mr. Perseke's employment agreement dated
September 7, 1999, the Company loaned Mr. Perseke an amount sufficient to purchase 25,000 shares of the Company's common stock at market prices. The loan accrues interest at the broker call rate, and interest and principal are due and payable on the fifth anniversary of issuance. The principal balance of the note at December 31, 1999 was $48,396.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) Consolidated Financial Statements. See next page.

    (2) Exhibits. See "Exhibit Index" starting on the page following signatures.

REPORTS ON FORM 8-K:

    The following reports on Form 8-K were filed during the fourth quarter of 1999:

    - The Company filed a Current Report on Form 8-K dated December 8, 1999, with respect to the information contained in a Press Release dated December 8, 1999.

    - The Company filed a Current Report on Form 8-K on December 10, 1999, with respect to the information contained in a Press Release dated
      December 10, 1999.

    - The Company filed a Current Report on December 16, 1999, with respect to the information contained in a Press Release dated December 16, 1999.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT................................     26

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of financial condition..............     27

Consolidated statements of operations.......................     28

Consolidated statements of shareholders' equity.............     29

Consolidated statements of cash flows.......................     30

Notes to consolidated financial statements..................     31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Kinnard Investments, Inc.:

    We have audited the accompanying consolidated statements of financial condition of Kinnard Investments, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinnard Investments, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
February 17, 2000

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
  Cash and cash equivalents.................................  $ 8,018    $ 2,689
  Receivable from clearing firm.............................      590      1,009
  Miscellaneous receivables.................................    2,899      3,527
  Trading securities, at market.............................   12,976      8,221
  Office equipment at cost, less accumulated depreciation of
    $3,594 and $2,540, respectively.........................    1,247      1,888
  Investment securities, at fair value......................   13,992     16,918
  Income tax receivable.....................................        0      1,456
  Deferred income taxes.....................................      354        242
  Other assets..............................................      351        414
                                                              -------    -------
Total assets................................................  $40,427    $36,364
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Securities sold but not yet purchased, at market..........      844        257
  Accrued compensation......................................    6,233      3,770
  Other accounts payable and accrued expenses...............    3,158      2,831
  Income taxes payable......................................    1,228          0
                                                              -------    -------
Total liabilities...........................................   11,463      6,858
                                                              -------    -------
Shareholders' equity
  Common stock, $.02 par value; authorized 7,500 shares;
    issued and outstanding 4,782 and 5,483 shares,
    respectively............................................       96        110
  Additional paid-in capital................................    6,028      9,265
  Retained earnings.........................................   22,840     20,131
                                                              -------    -------
Total shareholders' equity..................................   28,964     29,506
                                                              -------    -------
Total liabilities and shareholders' equity..................  $40,427    $36,364
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Commissions...............................................  $16,645    $14,684    $14,745
  Principal transactions....................................   22,708     16,453     25,929
  Net gains/losses on investment account....................    6,520       (187)       455
  Investment banking........................................    3,839      5,640      3,977
  Interest..................................................    1,638      1,422      2,276
  Other.....................................................    3,518      2,932      2,464
                                                              -------    -------    -------
Total revenues..............................................   54,868     40,944     49,846
                                                              -------    -------    -------
Expenses:
  Compensation and benefits.................................   34,628     31,360     33,872
  Floor brokerage and clearance.............................    3,931      3,413      4,171
  Communications............................................      765        910        787
  Occupancy and equipment...................................    5,161      5,554      5,333
  Other.....................................................    5,870      5,336      5,147
                                                              -------    -------    -------
Total expenses..............................................   50,355     46,573     49,310
                                                              -------    -------    -------
Income (loss) before income taxes...........................    4,513     (5,629)       536
Income tax expense (benefit)................................    1,804     (2,253)       228
                                                              -------    -------    -------
Net income (loss)...........................................  $ 2,709    $(3,376)   $   308
                                                              =======    =======    =======
Earnings (loss) per common share:
  Basic.....................................................  $  0.54    $ (0.58)   $  0.05
  Diluted...................................................  $  0.53    $ (0.58)   $  0.05
                                                              =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                   COMMON STOCK       ADDITIONAL                  TOTAL
                                                -------------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                                 SHARES     AMOUNT     CAPITAL     EARNINGS      EQUITY
                                                --------   --------   ----------   --------   -------------
Balance, December 31, 1996....................   6,027        120        12,710     23,199        36,029
                                                 -----       ----       -------    -------       -------
Issuance of shares under employee stock option
  plan........................................      68          1           230                      231
Issuance of new shares........................     325          7         1,700                    1,707
Repurchase of stock...........................    (465)        (9)       (2,694)                  (2,703)
Net income....................................                                         308           308
                                                 -----       ----       -------    -------       -------
Balance, December 31, 1997....................   5,955        119        11,946     23,507        35,572
                                                 -----       ----       -------    -------       -------
Issuance of shares under employee stock
  purchase plan...............................      13          0            78                       78
Issuance of shares under employee stock option
  plan........................................      81          2           379                      381
Repurchase of stock...........................    (566)       (11)       (3,138)                  (3,149)
Net loss......................................                                      (3,376)       (3,376)
                                                 -----       ----       -------    -------       -------
Balance, December 31, 1998....................   5,483       $110       $ 9,265    $20,131       $29,506
                                                 -----       ----       -------    -------       -------
Issuance of shares under employee stock option
  plan........................................      59          1           273                      274
Repurchase of stock...........................    (760)       (15)       (3,604)                  (3,619)
Tax benefit from stock options exercised......                               94                       94
Net income....................................                                       2,709         2,709
                                                 -----       ----       -------    -------       -------
Balance, December 31, 1999....................   4,782       $ 96       $ 6,028    $22,840       $28,964
                                                 =====       ====       =======    =======       =======

          See accompanying Notes to Consolidated Financial Statements

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers and clearing firm............  $ 42,960   $ 40,553   $ 45,103
  Cash paid to suppliers and employees......................   (45,819)   (46,550)   (49,473)
  Interest:
    Received................................................     1,638      1,422      2,276
    Paid....................................................         0          0          0
  Income taxes (paid) refunded..............................       862        317     (3,349)
                                                              --------   --------   --------
  Net cash used in operating activities.....................      (359)    (4,258)    (5,443)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of:
    Office equipment........................................         0         63          5
    Investment securities...................................    18,220     16,285     16,511
  Purchases of:
    Office equipment........................................      (413)    (1,505)    (1,074)
    Investment securities...................................    (8,774)   (10,685)   (17,866)
  Funds released from escrow................................         0      1,593          0
                                                              --------   --------   --------
  Net cash provided by (used in) investing activities.......     9,033      5,751     (2,424)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock..................................       274        459      1,938
  Repurchase of common stock................................    (3,619)    (3,149)    (2,703)
                                                              --------   --------   --------
  Net cash used in financing activities.....................    (3,345)    (2,690)      (765)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............     5,329     (1,197)    (8,632)
Cash and cash equivalents at beginning of year..............     2,689      3,886     12,518
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,018   $  2,689   $  3,886
                                                              ========   ========   ========
RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH USED IN OPERATING ACTIVITIES:
  Net income (loss).........................................  $  2,709   $ (3,376)  $    308
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................     1,054        821        766
    Net unrealized loss (gain) on investment securities.....    (1,344)       626       (222)
    Net realized gain on sale of investment securities......    (5,176)      (439)      (233)
    Realized loss (gain) on sale of office equipment........         0          0         21
    Deferred income taxes...................................      (322)      (462)        89
    (Increase) decrease in:
      Receivable from clearing firm.........................       419     (1,009)       968
      Miscellaneous receivables.............................       628       (216)    (1,211)
      Trading securities, at market.........................    (4,755)     2,509     (3,072)
      Income tax receivable.................................     1,456     (1,456)         0
      Other assets..........................................        63         66        (56)
    Increase (decrease) in:
      Due to clearing firm..................................         0     (1,069)     1,069
      Securities sold but not yet purchased, at market......       587       (658)        73
      Accrued compensation..................................     2,463        176       (306)
      Other accounts payable and accrued expenses...........       327        247       (427)
      Income taxes payable..................................     1,532        (18)    (3,210)
                                                              --------   --------   --------
Net cash used in operating activities.......................  $   (359)  $ (4,258)  $ (5,443)
                                                              ========   ========   ========

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

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the difference between

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

    EMPLOYEE STOCK COMPENSATION

    The Company has elected to continue following the guidance of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 10 to the Consolidated Financial Statements for additional information.

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following reconciliation illustrates the computation of basic and diluted earnings per share:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net income (loss)..................................   $2,709    ($3,376)    $  308
                                                      ======    =======     ======

Weighted average number of common shares
  outstanding......................................    5,050      5,825      6,149
Dilutive effect of stock options and warrants......       22          0         82
                                                      ------    -------     ------
Weighted average number of common and potential
  dilutive common shares outstanding:..............    5,072      5,825      6,231
                                                      ======    =======     ======

Basic earnings (loss) per share....................   $ 0.54    ($ 0.58)    $ 0.05
Diluted earnings (loss) per share..................   $ 0.53    ($ 0.58)      0.05
                                                      ======    =======     ======

    Non-dilutive options as of December 31, 1999, 1998 and 1997 totaled 574,000, 537,000 and 447,000, respectively.

NOTE 2. BINDING ARBITRATION AWARD

    On December 10, 1999, the National Association of Securities Dealers ("NASD") issued a binding arbitration award for $16.6 million in favor of the Company and against Dain Rauscher Corporation ("Dain") and several of its investment executives who were wrongfully recruited by Dain from the Company from 1997 to 1999.

    NASD arbitration awards are not subject to appeal. While Dain has filed a motion with the Hennepin County District Court (the "Court") to vacate the arbitration panel's decision, the Company believes that vacatur is unlikely due to the narrow grounds upon which a binding arbitration award may be vacated. Under both Federal and Minnesota Arbitration Acts, the Court must find evidence of fraud, corruption, misconduct or partiality on the part of the arbitration panel, or that the panel exceeded its powers in rendering its award decision.

    The award included compensatory damages of $9.1 million, punitive damages of $7.1 million and reimbursement of legal costs of $350 thousand. Upon exhaustion of all vacatur efforts, the Company anticipates recognizing up to $16.6 million in revenue. Recognition of such revenue may result in additional compensation and income tax expense. The additional compensation expense would result from an incremental ESOP contribution and additional incentive compensation, both based on pre-tax income.

    The following unaudited pro forma information has been prepared assuming that the binding arbitration settlement had been recognized during the period presented after the impact of certain adjustments to revenue, employee compensation based on current formulas and the related income tax effects thereof.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 2. BINDING ARBITRATION AWARD (CONTINUED)
                     PRO FORMA STATEMENT OF OPERATIONS DATA

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
                                                                 (UNAUDITED)
Revenues....................................................       $71,085
Expenses....................................................       $53,491
                                                                   -------
Income before income taxes..................................        17,594
Income tax expense..........................................         7,037
                                                                   -------
Net income..................................................       $10,557
                                                                   =======

Earnings per common share:
  Basic.....................................................       $  2.09
  Diluted...................................................       $  2.08

Book value per common share:................................       $  7.70
                                                                   =======

NOTE 3. OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Included in other accounts payable and accrued expenses are vendor accounts payable, accrual for contingencies, sales incentive program accruals and miscellaneous payables.

NOTE 4. SECURITIES

    Trading securities are summarized as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Trading securities:
  Corporate stocks.........................................  $ 1,837     $2,298
  U.S. government and municipal bonds......................   10,226      3,702
  Corporate debt securities................................      913      2,221
                                                             -------     ------
                                                             $12,976     $8,221
                                                             =======     ======
Securities sold but not yet purchased:
  Corporate stocks.........................................  $   433     $  252
  Corporate debt securities................................      411          5
                                                             -------     ------
                                                             $   844     $  257
                                                             =======     ======

    Revenues from principal transactions are generated by market making activities in both equity and fixed income products. Revenues from equity principal transactions were $17.2 million, $10.9 million and $18.8 million for the years ended December 31, 1999, 1998 and 1997. Revenues from fixed income principal transactions were $5.5 million, $5.5 million and $7.1 million for the years ended December 31, 1999, 1998 and 1997.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 4. SECURITIES (CONTINUED)
    Investment securities are summarized as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Investment securities:
  Corporate stocks........................................  $ 3,166    $ 4,590
  U.S. government bonds...................................    7,065      5,557
  Outside money managers..................................    3,761      6,771
                                                            -------    -------
                                                            $13,992    $16,918
                                                            =======    =======

NOTE 5. NOTES PAYABLE

    JGK maintains a discretionary credit facility providing for conditional short-term borrowing of up to $10 million. The facility limits borrowing to 90 days and is secured by the firm's marketable securities. Advances under the facility are at the bank's sole discretion, accrue interest at a fluctuating interest rate to be agreed upon by JGK and the bank, and are subject to certain affirmative and negative covenants. There are no fees or compensating balances related to this line of credit. There were no outstanding borrowings at December 31, 1999 and 1998 nor for the years then ended.

NOTE 6. EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

    Employees are eligible to participate in the Employee Stock Ownership Plan and Trust (ESOP) upon completing one year of service. Contributions to the ESOP are made at the discretion of the Company and can be made in cash or other property, as the Trustees of the ESOP consider appropriate. These contributions are used primarily to purchase stock of the Company. A participant is generally fully vested after five years of service. During the years ended December 31, 1999, 1998 and 1997, the Company contributed $796,093, $0 and $0, respectively, to the ESOP.

    PENSION AND PROFIT SHARING PLANS

    The Company has defined contribution pension and profit sharing plans covering substantially all employees who have completed at least one full year of continuous service. The Company contributes to the pension plan, on behalf of each eligible employee, an amount equal to five percent of their annual qualified compensation. This contribution is reflected as an operating expense and amounted to $854,000, $781,000 and $1.0 million for the years ended
December 31, 1998, 1997 and 1996, respectively.

    There were no contributions to the Profit Sharing Plan for the years ended December 31, 1999, 1998 and 1997. The Company does not intend to make any further contributions to the Profit Sharing Plan so long as the ESOP is in effect.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 7. INCOME TAXES

    Income tax expense (benefit) is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
  Federal............................................   $2,533    $(1,433)     $ 97
  State..............................................     (407)      (358)       42
Deferred.............................................     (322)      (462)       89
                                                        ------    -------      ----
                                                        $1,804    $(2,253)     $228
                                                        ======    =======      ====

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, differs from the amount obtained by applying the U.S. federal income tax rate of 34% to pretax income due to the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Ordinary federal income tax expense (benefit)........   $1,534    $(1,914)     $182
State income taxes, net of federal tax benefit.......        0       (339)       46
Other................................................      270          0         0
                                                        ------    -------      ----
                                                        $1,804    $(2,253)     $228
                                                        ======    =======      ====

    The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accruals not currently deductible.........................   $ 680       $627
  Receivables...............................................     219        216
  Other.....................................................     386        137
                                                               -----       ----
                                                               1,285        980
                                                               =====       ====
Deferred tax liabilities:
  Unrealized appreciation of investment securities..........     868        658
  Other.....................................................      63         80
                                                               -----       ----
                                                                 931        738
                                                               -----       ----
Net deferred tax asset......................................   $ 354       $242
                                                               =====       ====

    The Company has determined that there is no need to establish a valuation allowance for the deferred tax asset. That determination is based on the assumption that it is more likely than not that the deferred

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 7. INCOME TAXES (CONTINUED)
tax asset will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

NOTE 8. NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

    The Company is subject to the Securities and Exchange Commission (SEC)
Rule 15c3-1, NET CAPITAL REQUIREMENTS FOR BROKERS AND DEALERS, which required the Company to maintain minimum net capital of $799,000 as of December 31, 1999. Also, under this rule, the ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and the Company may be prohibited from expanding its business or paying cash dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. At December 31, 1999, the Company had net capital of $8.0 million, and a ratio of aggregate indebtedness to net capital of
1.5 to 1.

    The Company is exempt from the provisions of SEC Rule 15c3-3, CUSTOMER
PROTECTION: RESERVES AND CUSTODY OF SECURITIES, as the Company's clearing firm is responsible for complying with these provisions. Accordingly, the Computation for Determination of Reserve Requirements and Information Relating to the Possession or Control Requirements is not required for the Company.

NOTE 9. EQUITY

    The Company's 16.5 million shares of authorized undesignated stock may be designated by the Board of Directors as either preferred stock or common stock.

    During the years 1999, 1998 and 1997 the Company repurchased 760,000, 566,000 and 465,000 shares of its common stock at a total cost of $3.6 million, $3.1 million and $2.7 million, respectively. In October 1998, the board of directors authorized the repurchase of 1,000,000 shares in the open market or through privately negotiated transactions, at the discretion of the firm's management. In November 1999, the board of directors authorized the repurchase of an additional 1,000,000. Remaining shares authorized for repurchase at December 31, 1999 are 1,231,491.

    In April 1997, the Company entered into a Subscription and Purchase Agreement with William F. Farley, whereby Mr. Farley purchased 325,000 Units of securities of the Company for $1.7 million or $5.25 per Unit. Each Unit consisted of one share of common stock of the Company and a warrant to purchase an additional share at a price of $6.00 per share.

    The Company has an Employee Stock Purchase Plan ("ESPP") under which 1,050,000 shares are authorized for issuance. The ESPP allows employees to set aside up to 15% of earnings to purchase shares of the Company's common stock. Shares are issued semi-annually at a price equal to 85% of a defined market price, but not less than book value at the end of the period. Reserved but unissued shares under the Plan were 689,538 at December 31, 1999.

NOTE 10. STOCK OPTION PLANS

    Under the Company's 1990 and 1997 Stock Option Plans, a total of 620,000 and 1 million shares, respectively, have been reserved for options to employees and Directors of the Company. At December 31, 1999 authorized but unissued shares were 161,857 for the 1990 Stock Option Plan and 463,500 for the 1997 Stock Option Plan. Under terms of the plan, options are generally granted at the current market price, but

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 10. STOCK OPTION PLANS (CONTINUED)
not less than the book value per share. The options may be exercised over the period prescribed at the time of the grant, not to exceed ten years.

    The options, in general, vest evenly over five years. Stock option transactions are summarized below:

                                                                       WEIGHTED
                                                         NUMBER        AVERAGE
                                                        OF SHARES   EXERCISE PRICE
                                                        ---------   --------------
Outstanding at December 31, 1996......................   368,200         $4.40
Granted...............................................   488,000          5.98
Exercised.............................................   (67,693)         4.01
Forfeited or expired..................................  (131,557)         5.39
                                                        --------         -----
Outstanding at December 31, 1997......................   656,950          5.37

Granted...............................................   250,000          5.97
Exercised.............................................   (81,250)         4.69
Forfeited or expired..................................   (95,000)         5.74
                                                        --------         -----
Outstanding at December 31, 1998......................   730,700          5.62

Granted...............................................   159,500          4.70
Exercised.............................................   (58,950)         3.74
Forfeited or expired..................................  (143,000)         4.98
                                                        --------         -----
Outstanding at December 31, 1999......................   688,250         $5.52
                                                        ========         =====

Exercisable at:
  December 31, 1997...................................   416,450          5.07
  December 31, 1998...................................   373,700          5.37
  December 31, 1999...................................   477,500          5.62
                                                        ========         =====

    The following table summarizes information for stock options outstanding at December 31, 1999:

                                                        WEIGHTED                       WEIGHTED
      RANGE OF            NUMBER        AVERAGE         AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   ------------   --------------   -----------   --------------
3.5$8 to $4.04....         66,750         1.08            $4.00               0            N/A
4.2$5 to $5.88....        234,500         6.71             4.91         200,000          $4.91
5.9$8 to $5.98....        119,500         1.22             5.98          20,000           5.98
6.0$0 to $6.88....        267,500         6.51             6.18         257,500           6.15
                          -------         ----            -----         -------          -----
3.5$8 to $6.88....        688,250         6.25             5.50         477,500          $5.62
                          =======         ====            =====         =======          =====

    No compensation expense has been recognized for its stock option and stock purchase plans because the exercise price of all options granted under the stock option plan and price of shares issued under the stock purchase plan were not deemed to be less than fair value.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 10. STOCK OPTION PLANS (CONTINUED)
    Had compensation cost for these equity instruments been determined based on the fair value at the grant dates, the Company's net income (loss) and earnings
(loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net income (loss):
  As reported......................................   $2,709    ($3,376)      $308
  Pro forma........................................   $2,357    ($3,514)    ( $145)
Basic earnings (loss) per share:
  As reported......................................   $ 0.54    ($ 0.58)     $0.05
  Pro forma........................................   $ 0.47    ($ 0.60)    ($0.02)
Diluted earnings (loss) per share:
  As reported......................................   $ 0.53    ($ 0.58)     $0.05
  Pro forma........................................   $ 0.46    ($ 0.60)    ($0.02)
                                                      ======    =======     ======

    Using the Black-Scholes option pricing model, the estimated weighted average fair value of options granted during 1999, 1998 and 1997 was $5.25, $2.71 and $2.04 per share. The assumptions used in the computations for 1999, 1998 and 1997 are as follows: risk-free interest rate of 6.2%, 5.6% and 6.3%; expected dividend yield of 0% in all three years; expected life of six, four and five years; and expected volatility of 61%, 42% and 43%. Pro forma compensation cost of shares issued under the Employee Stock Purchase Plan is measured based on the discount from market value. At December 31, 1999, the closing price of the Company's common stock was $7.44 per share.

NOTE 11. COMMITMENTS

    The Company and its subsidiaries lease office space and equipment under various operating leases with remaining terms ranging up to eight years. Certain of these leases have escalation clauses and renewal options. Minimum rentals required under these non-cancelable operating leases are as follows:

                                                              (IN THOUSANDS)
2000........................................................      $  758
2001........................................................         728
2002........................................................         709
2003........................................................         620
2004........................................................         322
Thereafter..................................................         398
                                                                  ------
                                                                  $3,535
                                                                  ======

    Rent expense was $2.8 million, $3.2 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    In the normal course of business, the Company enters into underwriting and other commitments. The ultimate settlement of such transactions open at year-end is not expected to have a material effect on the consolidated financial statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 12. LEGAL PROCEEDINGS

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

NOTE 13. SEGMENTS

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

    Information concerning operations in these segments of business is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Revenue:
  Retail sales...................................  $28,760    $24,737    $30,422
  Equity capital markets.........................   11,720      8,660     10,192
  Fixed income...................................    6,182      5,943      6,224
  Other..........................................    8,206      1,604      3,008
                                                   -------    -------    -------
                                                   $54,868    $40,944    $49,846
                                                   =======    =======    =======
Pretax income (loss):
  Retail sales...................................  $ 4,983    $ 2,501    $ 4,342
  Equity capital markets.........................   (1,148)    (3,126)      (509)
  Fixed income...................................      840      1,132      1,166
  Other..........................................     (162)    (6,136)    (4,463)
                                                   -------    -------    -------
                                                   $ 4,513    ($5,629)   $   536
                                                   =======    =======    =======

NOTE 14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company sells securities that are not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices. Due to market fluctuations, the amount necessary to acquire and deliver securities sold but not yet purchased may be greater than the obligation already recorded in the consolidated financial statements.

    In connection with its trading securities, the Company does not, nor does it have plans to, utilize interest rate swaps, foreign currency contracts, futures, forward contracts, or other derivatives.

    In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED) risk in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

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

                                                       KINNARD INVESTMENTS, INC.
                                                       (the "Registrant")

                                                       By             /s/ WILLIAM F. FARLEY
                                                            -----------------------------------------
                                                                        William F. Farley
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: March 28, 2000

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

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ WILLIAM F. FARLEY              Chairman and Chief Executive
    ------------------------------------       Officer (principal executive          March 28, 2000
              William F. Farley                officer)

             /s/ PAUL H. PERSEKE               Chief Financial Officer and
    ------------------------------------       Treasurer (principal financial and    March 28, 2000
               Paul H. Perseke                 accounting officer)

           /s/ RONALD A. ERICKSON
    ------------------------------------       Director                              March 28, 2000
             Ronald A. Erickson

    ------------------------------------       Director                              March   , 2000
                John J. Fauth

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
           /s/ STEPHEN H. FISCHER
    ------------------------------------       Director                              March 28, 2000
             Stephen H. Fischer

            /s/ JOHN H. GRUNEWALD
    ------------------------------------       Director                              March 28, 2000
              John H. Grunewald

           /s/ ANDREW J. O'CONNELL
    ------------------------------------       Director                              March 28, 2000
             Andrew J. O'Connell

    ------------------------------------       Director                              March   , 2000
               Robert S. Spong

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           KINNARD INVESTMENTS, INC.
                        (COMMISSION FILE NUMBER: 0-9377)

                                 EXHIBIT INDEX
                                      FOR
                         FORM 10-K FOR 1999 FISCAL YEAR

EXHIBIT
-------
        2               Stock Purchase Agreement by and between ReliaStar Financial
                        Corporation and Kinnard Investments, Inc. for the sale of
                        PRIMEVEST Financial Services, Inc.--incorporated by
                        reference to Exhibit 2 to the Registrant's Report on
                        Form 8-K dated November 12, 1996 *

        3.1             Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.*

        3.2             Registrants Restated Bylaws--incorporated by reference to
                        Exhibit 3.2 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1996*

        3.3             Statement of Designation of Rights, Preferences and
                        Limitations of Additional Common Stock incorporated by reference to Exhibit 3.2 to the Registrants Registration
                        Statement on Form S-4, Reg. No. 333-81423.

        3.4             Amendments to Bylaws, incorporated by reference to
                        Exhibit 3.4 to the Registrant's Registration Statements on
                        Form S-4, Reg. No. 333-81423.

       10.1**           JGK Employee Stock Ownership Plan and Trust
                        Agreement--incorporated by reference to Exhibit 10.12 to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989*

       10.2**           Registrant's 1990 Stock Option Plan--incorporated by
                        reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991*

       10.3**           Registrant's 1992 Employee Stock Purchase Plan--incorporated by reference to Exhibit 10.21 to the Registrant's
                        Registration Statement on Form S-2, Reg. No. 33-47736*

       10.4             Amendment, dated June 16, 1992, of Office Lease between JGK and TPI/CMS St. Paul Limited Partnership covering space at
                        Norwest Center, St. Paul Minnesota--incorporated by
                        reference to Exhibit 10.22 to the Registrant's Registration
                        Statement on Form S-2, Reg. No. 33-47736*

       10.5             Lease between ITL--CER II Corporation and JGK, dated
                        July 20, 1993, covering space at 920 Second Avenue South in
                        Minneapolis, Minnesota--incorporated by reference to
                        Exhibit 10.25 to the Registrant's Form 10-K Annual Report
                        for the fiscal year ended December 31, 1993 *

       10.6             Lease between Equitable Real Estate Investment Management,
                        Inc. and JGK, dated April 25, 1994--incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K
                        Annual Report for the fiscal year ended December 31, 1994*

       10.7**           Deferred Compensation Agreement dated October 30, 1996,
                        between the Registrant and Stephen H. Fischer--incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.*

EXHIBIT
-------
       10.8**           Registrant's 1997 Stock Option Plan, as amended, including forms of Incentive Stock Options Agreement and Nonqualified
                        Stock Option Agreement--incorporated by reference to
                        Exhibit 10.6 to the Registrant's Form 10-Q Report for the
                        quarter ended March 31, 1997.*

       10.9 Subscription and Purchase Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F.
                        Farley--incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended
                        March 31, 1997.*

       10.10            Warrant dated April 7, 1997 between Kinnard Investments,
                        Inc. and William F. Farley--incorporated by reference to
                        Exhibit 10.2 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1997.*

       10.11**          Employment Agreement dated April 7, 1997 among Kinnard
                        Investments, Inc., John G. Kinnard and Company, Incorporated
                        and William F. Farley--incorporated by reference to
                        Exhibit 10.3 to the Registrant's Form 10-Q Report for the
                        quarter ended March 31, 1997.*

       10.12**          Incentive Stock Option Agreement dated April 7, 1997 between
                        Kinnard Investments, Inc. and William F.
                        Farley--incorporated by reference to Exhibit 10.4 to the
                        Registrant's Form 10-Q Report for the quarter ended March
                        31, 1997.*

       10.13** Nonqualified Stock Option Agreement dated April 7, 1997 between Kinnard Investments, Inc. and William F.
                        Farley--incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q Report for the quarter ended
                        March 31, 1997.*

       10.14            Promissory Note dated April 30, 1997 payable to the
                        Registrant by William F. Farley--incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q Report for the
                        quarter ended March 31, 1997.*

       10.15            Lease between Boat Works Development Company and John G.
                        Kinnard and Company, Incorporated dated February 11,
                        1997--incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K Report for the year ended
                        December 31, 1997.*

       10.21            Fully disclosed clearing agreement between John G Kinnard
                        and Company, Incorporated and Nationsbanc Montgomery
                        Secutities LLC dated May 1, 1998--incorporated by reference to the Registrant's Form 10-Q report for the quarter ended
                        June 30, 1998.*

       10.22**          Employment Agreement dated February 23, 1998 among Kinnard
                        Investments, Inc., John G. Kinnard and Company,
                        Incorporated and George F. Stroebel--incorporated by
                        reference to Exhibit 10.22 to the Registrant's Form 10-K
                        Annual Report for the fiscal year ended December 31, 1998.*

       10.23**          Employment Agreement dated September 7, 1999, between
                        John G. Kinnard and Company, Incorporated and Paul H.
                        Perseke--incorporated by reference to Exhibit (c)(2) to the
                        Registrant's Schedule 14D-9 filed with the Securities and
                        Exchange Commission on December 21, 1999.

       11 See Note 1 of the accompanying notes to consolidated financial statements

       21               List of the Registrant's subsidiaries.

       23.1             Consent of KPMG LLP

       27.1             Financial Data Schedule (filed in electronic form only)

------------------------

* Incorporated by reference to a previously filed report or document, SEC File No. 0-9337

**  Management contract or compensatory plan or arrangement