Form 10-Q
period 2000-03-31
KINNARD INVESTMENTS INC
filed 2000-05-10
CIK 314037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 2000    Commission File No.  0-9377
                               --------------------                    --------


                            KINNARD INVESTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0972952
--------------------------------------------------------------------------------
(State of incorporation)                         (I.R.S. Employer identification
                                                  number)

              920 Second Avenue South, Minneapolis, Minnesota 55402
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612)-370-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No _____

As of May 9, 2000, 4,885,691 shares of the Registrant's $0.02 par value common stock were issued and outstanding.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                                          Page
         Item 1.  Financial Statements

                 Consolidated statements of financial condition...................................................3

                 Consolidated statements of operations............................................................4

                 Consolidated statements of shareholders' equity..................................................5

                 Consolidated statements of cash flows............................................................6

                 Notes to Consolidated Financial Statements.......................................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................13

PART II    OTHER INFORMATION.....................................................................................14

         Item 1.  Legal Proceedings .............................................................................14

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................14

         Signatures .............................................................................................15

         Exhibit Index ..........................................................................................16

         Exhibits ...............................................................................................17


PART I.      FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,          December 31,
                                                                                          2000                 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)

ASSETS
   Cash and cash equivalents                                                             $ 8,346                $ 8,018
   Receivable from clearing firm                                                             999                    590
   Miscellaneous receivables                                                               4,734                  2,899
   Trading securities, at market                                                          11,959                 12,976
   Office equipment at cost, less accumulated depreciation
         of $3,841 and $3,594, respectively                                                1,133                  1,247
   Investment securities, at fair value                                                   13,477                 13,992
   Deferred income taxes                                                                     337                    354
   Other assets                                                                              343                    351
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $41,328                $40,427
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                          748                    844
   Accrued compensation                                                                    5,111                  6,233
   Other accounts payable and accrued expenses                                             3,020                  3,158
    Income taxes payable                                                                   1,695                  1,228
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         10,574                 11,463
--------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
   Common stock, $.02 par value; authorized 7,500  shares; issued
       and outstanding 4,853 and 4,782 shares, respectively                                   97                     96
   Additional paid-in capital                                                              6,310                  6,028
   Retained earnings                                                                      24,347                 22,840
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                30,754                 28,964
--------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                               $41,328                $40,427
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                  March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
Operating revenues:
    Commissions                                                                          $ 6,031               $ 4,177
    Principal transactions                                                                 9,324                 5,049
    Investment banking                                                                     2,388                   562
    Interest                                                                                 670                   393
    Net gain  (loss) on investment account                                                  (352)                  672
    Other                                                                                    961                   965
--------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  19,022                11,818
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Compensation and benefits                                                             12,670                 7,630
    Floor brokerage and clearance                                                          1,497                   965
    Communications                                                                           200                   198
    Occupancy and equipment                                                                1,292                 1,437
    Other                                                                                    851                 1,001
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  16,510                11,231
--------------------------------------------------------------------------------------------------------------------------

Operating income                                                                           2,512                   587


--------------------------------------------------------------------------------------------------------------------------
Pretax income                                                                              2,512                   587
--------------------------------------------------------------------------------------------------------------------------

Income tax expense                                                                         1,005                   234
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $1,507                  $353
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
    Basic                                                                                  $0.31                 $0.07
    Diluted                                                                                $0.29                 $0.07
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock                                           Total
                                                      --------------------         Paid-in        Retained    Shareholders'
                                                      Shares        Amount         Capital        Earnings        Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             5,955           $119         $11,946        $23,507        $35,572
--------------------------------------------------------------------------------------------------------------------------

Issuance of  shares under the employee
    stock purchase plan                                   13              0              78                            78
Issuance of shares under the employee
   stock option plan                                      81              2             379                           381
Repurchase of stock                                     (566)           (11)         (3,138)                       (3,149)
Net loss                                                                                            (3,376)        (3,376)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             5,483            110           9,265         20,131         29,506
--------------------------------------------------------------------------------------------------------------------------

Issuance of shares under the employee
    stock option plan                                     59              1             367                           368
Repurchase of stock                                     (760)           (15)         (3,604)                       (3,619)
Net income                                                                                           2,709          2,709
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                             4,782             96           6,028         22,840         28,964
--------------------------------------------------------------------------------------------------------------------------

Issuance of shares under the employee
    stock option plan                                     71              1             282                           283
Net income                                                                                           1,507          1,507
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000 (unaudited)                    4,853            $97          $6,310        $24,347        $30,754
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                       2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                     $19,216               $ 9,646
    Cash paid to suppliers and employees                                               (19,350)              (12,779)
    Interest received                                                                      670                   393
    Income taxes paid / income tax refunds received                                       (615)                   38
--------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                      (79)               (2,702)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                            846                 7,827
    Purchases of:
       Office equipment                                                                   (133)                  (71)
       Investment securities                                                              (683)               (5,209)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   30                 2,547
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                               377                    21
    Repurchase of common stock                                                              --                (1,716)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        377                (1,695)
--------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                           328                (1,850)

Cash and cash equivalents at beginning of period                                         8,018                 2,689

--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $8,346                  $839
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Net income                                                                          $1,507                 $ 353
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                                  247                   284
            Net unrealized loss  on investment securities                                  979                   115
            Net realized gain on sale of investment securities                            (627)                 (787)
            Deferred income taxes                                                           17                   (18)
            (Increase) decrease in:
               Receivable from clearing firm                                              (409)                 (515)
               Miscellaneous receivables                                                (1,835)                  164
               Trading securities, at market                                             1,017                  (702)
               Income tax receivable                                                        --                   291
               Other assets                                                                  8                   110
            Increase (decrease) in:
               Securities sold but not yet purchased, at market                            (96)                  111
               Accrued compensation                                                     (1,122)               (1,769)
               Other accounts payable and accrued expenses                                (138)                 (339)
               Income taxes payable                                                        373                    --
--------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     ($79)              ($2,702)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

              The consolidated statement of financial condition as of March 31, 2000 and other financial information for the three months ended March 31, 2000 and 1999, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

NOTE  2.      BINDING ARBITRATION AWARD

              On December 10, 1999, the National Association of Securities Dealers ("NASD") issued a binding arbitration award for $16.6 million in favor of the Company and against Dain Rauscher Corporation ("Dain") and several of its investment executives who were wrongfully recruited by Dain from the Company from 1997 to 1999.

              NASD arbitration awards are not subject to appeal. While Dain has filed a motion with the Hennepin County District Court (the "Court") to vacate the arbitration panel's decision, the Company believes that vacature is unlikely due to the narrow grounds upon which a binding arbitration award may be vacated. Under both Federal and Minnesota Arbitration Acts, the Court must find evidence of fraud, corruption, misconduct or partiality on the part of the arbitration panel, or that the panel exceeded its powers in rendering its award decision.

              The award included compensatory damages of $9.1 million, punitive damages of $7.1 million and reimbursement of legal costs of $350 thousand. Under NASD Rules, Dain is required to pay interest on the unpaid settlement amount based on a statutory interest rate of 5.5%. Upon exhaustion of all vacature efforts, the Company anticipates recognizing up to $16.6 million in revenue from the settlement, plus interest income during the period that the settlement remains unpaid. Recognition of such revenue may result in additional compensation and income tax expense.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2.      BINDING ARBITRATION AWARD (CONTINUED)

              The following unaudited pro forma information has been prepared assuming that the binding arbitration settlement and related accrued interest had been recognized at the end of the period presented after the impact of certain adjustments to revenue, employee compensation based on current formulas and the related income tax effects thereof.

              PRO FORMA STATEMENT OF OPERATIONS DATA
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
              (UNAUDITED)


             -------------------------------------------------------------------------------------------------------
             Three-month period ended March 31, 2000
             -------------------------------------------------------------------------------------------------------
             Revenues                                                                                  $35,810
             Expenses                                                                                  $19,647
             -------------------------------------------------------------------------------------------------------
             Income before income taxes                                                                 16,163
             Income tax expense                                                                          6,465
             -------------------------------------------------------------------------------------------------------
             Net income                                                                                $ 9,698
             -------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------
             Earnings per common share:

                 Basic                                                                                 $ 2.01
                 Diluted                                                                               $ 1.89

             Book value per common share:                                                              $ 8.02
             -------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------

NOTE 3.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

              John G. Kinnard and Company, Incorporated ("John G. Kinnard") is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the resolution of these matters cannot be predicted with certainty, management believes that while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the financial condition of the Company.

NOTE 4.       SEGMENTS

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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.       SEGMENTS (CONTINUED)

              Information concerning operations in these segments of business is as follows:


                                             (IN THOUSANDS)
              ----------------------------------------------------------------------------------
              Three months ended March 31,                        2000              1999
              ----------------------------------------------------------------------------------
               Operating revenue:
                 Retail sales                                    $11,259            $ 6,896
                 Equity capital markets                            5,597              2,433
                 Fixed income                                      1,882              1,329
                 Other                                               284              1,160
              ----------------------------------------------------------------------------------
                                                                 $19,022            $11,818
              ----------------------------------------------------------------------------------
              ----------------------------------------------------------------------------------
               Operating income / (loss):
                 Retail sales                                    $ 2,416            $ 1,183
                 Equity capital markets                            1,074               (405)
                 Fixed income                                        435                203
                 Other                                            (1,413)              (394)
              ----------------------------------------------------------------------------------
                                                                 $ 2,512            $   587
              ----------------------------------------------------------------------------------
              ----------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

              The following table sets forth a summary of first quarter increases (decreases) in segment revenue and expenses for 2000 versus 1999:


                                              (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------
                                            Three months ended       Change from
                                                March 31, 2000        prior year           Percent
-----------------------------------------------------------------------------------------------------------------
              Operating revenues:
                  Retail                            $11,259           $ 4,363                 63.3%
                  Equity capital markets              5,597             3,164                130.0
                  Fixed income                        1,882               553                 41.6
                  Corporate                             284              (876)               (75.5)
-----------------------------------------------------------------------------------------------------------------
              Total operating revenues               19,022             8,228                 73.8%
-----------------------------------------------------------------------------------------------------------------

              Operating income:

                  Retail                              2,416             1,233                104.2
                  Equity capital markets              1,074             1,479                 N.M.
                  Fixed income                          435               232                114.3
                  Corporate                          (1,413)           (1,019)              (258.6)
-----------------------------------------------------------------------------------------------------------------
              Total operating income                  2,512             1,925                327.9%
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
              Pretax income                           2,512             1,925                327.9%
-----------------------------------------------------------------------------------------------------------------

              Income tax expense                      1,005               771                329.5
-----------------------------------------------------------------------------------------------------------------
              Net income                             $1,507            $1,154                326.9%
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RETAIL SALES. The Retail Sales business segment consists of various branch locations and the financial services division. Revenue is generated primarily on commissions generated by the sale of financial products and services to individual investors.

The improvement in retail revenues was due to increased transaction levels and improved investment executive productivity. Individual investors were more active in the current period as evidenced by increases in the NASDAQ index, which includes small cap stocks in which the Company specializes. Products that recorded significant revenue increases included OTC principal, exchange listed securities, OTC agency, options, unit trust and revenues from corporate finance and syndicate offerings.

The operating profit of Retail Sales in the current period was $2.4 million, an increase of $1.2 million or 104.2% over the first quarter of 1999. The improvement was due primarily to an increase in revenues along with a reduction of certain fixed costs from the closing of unprofitable branch offices.

EQUITY CAPITAL MARKETS. Equity Capital Markets consists of equity trading, institutional sales, research and investment banking. Investment banking includes the fees earned on public equity underwritings, private placements and merger and acquisition transactions.

The increase in Equity Capital Markets revenue was the result of a $1.3 million increase in trading revenue from $0.9 million in the first quarter of 1999 to $2.2 million in the quarter ended March 31, 2000, and the result of approximately $1.2 million in revenue generated by the February 2000 WorldQuest Networks, Inc. public offering for which the Company was a co-manager. There were no significant investment banking transactions in the first quarter of 1999. The timing and magnitude of investment banking activity can vary significantly from period to period based on market conditions and other factors.

Equity Capital Markets group operating income of $1,074,000 in the first quarter of 2000 compares to an operating loss of $405,000 in the first quarter of 1999. The increase is primarily the result of increased trading and investment banking revenues offset by commission expense and incentives and other incremental compensation costs associated with the WorkQuest Networks, Inc. public offering.

FIXED INCOME. Fixed Income includes the origination, trading and institutional sale of fixed income securities. The Fixed Income group results are driven largely by the activity of the originations department which raises capital for municipal and corporate clients located primarily in the Upper Midwest.

Fixed Income revenues increased by $553,000 or 41.6% from the first quarter of 1999. Fixed income origination revenue increased $229,000 from the first quarter of 1999 as a result of an increase in the number and size of bond originations. Bond trading revenue increased $225,000 from the first quarter of 1999, mostly due to increased municipal bond trading activities. Revenues for the institutional sales and trading of other fixed income securities were down reflecting the continued slow pace of volumes from the fourth quarter of 1999. Fixed income operating income increased $232,000 from the first quarter of 1999 reflecting the higher revenues for both originations and trades.

CORPORATE. Corporate consists of various administrative functions required to support the revenue generating business units, such as Accounting, Human Resources and Marketing, and the Company's investment porfolio

The operating loss in the Corporate area increased by $1.0 million or 258.6%. Operating cost savings improved over last year, offset by higher incremental incentive compensation costs driven by increased consolidated corporate profits. The net loss on the investment account of $352,000 in the current period compares to a net gain of $672,000 in the first quarter of 1999. The Company's investment account has historically been a volatile source of income, and may change significantly from period to period.

Net income rose by $1,154,000 or 326.9% from the first quarter of 1999. Diluted earnings per share rose to twenty-nine cents from seven cents.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1,150,000 at March 31, 2000, are stated at fair value, which is determined by management consistent with prior pricing practices.

Between December 31, 1999 and March 31, 2000 trading securities decreased $1,017,000 and securities sold but not yet purchased decreased by $96,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

Based on the Company's current liquidity positions, available bank line and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

INVESTING ACTIVITIES
The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities, including warrants and private placement securities, are frequently held as a result of past investment banking activities performed by the Company. The Company may utilize outside advisors to manage a portion of the investment portfolio consistent with the Company's investment policy.

The value of certain securities held in the investment account may fluctuate significantly, with the resulting valuation changes being reported as net gains or losses on the investment account. These fluctuations in value may have a material impact on reported earnings.

FINANCING ACTIVITIES
John G. Kinnard maintains a discretionary credit facility in order to meet short-term operating needs of up to $10 million. At December 31, 1999 and March 31, 2000 there were no outstanding balances under this facility.

During the first three months of 2000, the Company repurchased no shares of its common stock. For the full year of 1999, a total of 760,000 shares were repurchased at a cost of $3.6 million. Remaining shares authorized by the Board of Directors for repurchase at March 31, 2000 are 1,231,491.

CAUTIONARY STATEMENTS
The Company wishes to caution investors of the following factors which could affect the Company's results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document elsewhere by or on behalf of the Company: volatility in the securities markets, risks in the ownership and underwriting of securities, consolidation in the financial services industry, volatility in earnings and losses of investment securities, competition, government regulation, customer litigation and arbitration, and off-balance-sheet credit and market risks. For a more complete discussion of these and other factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The Company has evaluated its financial securities and underwriting commitments at March 31, 2000 and assessed the related market risk. This inventory is turned over frequently throughout the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

               See Note 2 in Notes to Consolidated Financial Statements contained in Part I above and incorporated herein by reference.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

                   11  Statement Regarding Computation of Per Share Earnings
                   27  Financial Data Schedule (filed in electronic format only)

               (b)  REPORTS ON FORM 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KINNARD INVESTMENTS, INC.


                                /s/  Paul H. Perseke
                            ----------------------------
                            Paul H. Perseke
                            Chief Financial Officer and Treasurer
                            (duly authorized officer and principal financial and accounting officer)


Dated: MAY 10, 2000

                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
             Form 10-Q for the quarterly period ended March 31, 2000

  Exhibit
  -------
     11     Statement Regarding Computation of Per Share Earnings (filed in electronic form only)

     27 Financial Data Schedule (filed in electronic form only)