Form 10-Q
period 2000-06-30
KINNARD INVESTMENTS INC
filed 2000-08-09
CIK 314037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000     Commission File No.   0-9377
                              -----------------                      -----------

                           KINNARD INVESTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                 41-0972952
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  YES   X    No
                                                 -----     ------

As of August 7, 2000, 4,975,281 shares of the Registrant's $0.02 par value common stock were issued and outstanding.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                Page
PART I        FINANCIAL INFORMATION

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

                 Consolidated statements of operations............................................................4

                 Consolidated statements of shareholders' equity..................................................5

                 Consolidated statements of cash flows............................................................6

                 Notes to Consolidated Financial Statements.......................................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................13

PART II       OTHER INFORMATION..................................................................................14

         Item 1.  Legal Proceedings .............................................................................14

         Item 6. Exhibits and Reports on Form 8-K ...............................................................14

         Signatures .............................................................................................15

         Exhibits Index .........................................................................................16

         Exhibits ...............................................................................................17


PART I.        FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)


---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                        June 30,           December 31,
                                                                                          2000                 1999
---------------------------------------------------------------------------------- -------------------- --------------------
                                                                                       (Unaudited)
ASSETS
   Cash and cash equivalents                                                             $10,263                 $8,018
   Receivable from clearing firm                                                           4,085                    590
   Miscellaneous receivables                                                               4,028                  2,899
   Trading securities, at market                                                           9,366                 12,976
   Office equipment at cost, less accumulated depreciation
         of $4,089 and $3,594, respectively                                                  989                  1,247
   Investment securities, at fair value                                                   11,392                 13,992
   Deferred income taxes                                                                     702                    354
   Other assets                                                                              290                    351
---------------------------------------------------------------------------------- -------------------- --------------------
Total assets                                                                             $41,115                $40,427
================================================================================== ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Securities sold but not yet purchased, at market                                          514                    844
   Accrued compensation                                                                    5,457                  6,233
   Other accounts payable and accrued expenses                                             2,563                  3,158
   Income taxes payable                                                                    1,241                  1,228
---------------------------------------------------------------------------------- -------------------- --------------------
Total liabilities                                                                          9,775                 11,463
================================================================================== ==================== ====================

Shareholders' equity
   Common stock, $.02 par value; authorized 12,000  shares; issued
       and outstanding 4,909 and 4,782 shares, respectively                                   98                     96
   Additional paid-in capital                                                              6,641                  6,028
   Retained earnings                                                                      24,601                 22,840
---------------------------------------------------------------------------------- -------------------- --------------------
Total shareholders' equity                                                                31,340                 28,964
---------------------------------------------------------------------------------- -------------------- --------------------

Total liabilities and shareholders' equity                                               $41,115                $40,427
================================================================================== ==================== ====================


See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


------------------------------------------------- ---------------------------------- ----------------------------------
                                                           Three Months Ended                Six Months Ended
                                                               June 30,                           June 30,
------------------------------------------------- ---------------- ----------------- ----------------- ----------------
                                                         2000              1999             2000              1999
------------------------------------------------- ---------------- ----------------- ----------------- ----------------
                                                              (Unaudited)                       (Unaudited)
Revenues:
    Commissions                                           $4,225           $4,347           $10,256             $8,524
    Principal transactions                                 5,848            5,520            15,172             10,569
    Net gains/(losses) on investment account                (239)             200              (591)               872
    Investment banking                                     1,878            1,462             4,266              2,024
    Interest                                                 542              418             1,212                811
    Other                                                    963              859             1,924              1,824
------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Total revenues                                            13,217           12,806            32,239             24,624
------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Expenses:
    Compensation and benefits                              9,048            8,433            21,718             16,063
    Floor brokerage and clearance                          1,096              944             2,593              1,910
    Communications                                           204              191               404                389
    Occupancy and equipment                                1,221            1,250             2,513              2,686
    Other                                                  1,224            1,411             2,075              2,411
------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Total expenses                                            12,793           12,229            29,303             23,459
------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Income before income taxes                                   424              577             2,936              1,165

Income tax expense                                           170              253             1,175                487
------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Net income                                                  $254             $324            $1,761               $678
================================================= ===============  ================= ================= ================

Earnings per common share:
      Basic                                                $0.05            $0.06             $0.36              $0.13
      Diluted                                              $0.05            $0.06             $0.34              $0.13
================================================= ===============  ================= ================= ================


See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)


------------------------------------------------- -------------- -------------- -------------- -------------- --------------
                                                                                                                  Total
                                                         Common Stock              Paid-in        Retained     Shareholders'
                                                      Shares        Amount         Capital        Earnings        Equity
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1997                             5,955           $119         $11,946        $23,507        $35,572
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of  shares under the employee
    Stock purchase plan                                   13              0              78                            78
Issuance of shares under the employee
   Stock option plan                                      81              2             379                           381
Repurchase of stock                                     (566)           (11)         (3,138)                       (3,149)
Net loss                                                                                            (3,376)        (3,376)
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1998                             5,483            110           9,265         20,131         29,506
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of shares under the employee
    Stock option plan                                     59              1             367                           368
Repurchase of stock                                     (760)           (15)         (3,604)                       (3,619)
Net income                                                                                           2,709          2,709
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, December 31, 1999                             4,782             96           6,028         22,840         28,964
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Issuance of  shares under the employee                    19              0             113                           113
    stock purchase plan
Issuance of shares under the employee
    stock option plan                                    108              2             500                           502
Net income                                                                                           1,761          1,761
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance, June 30, 2000 (unaudited)                     4,909            $98          $6,641        $24,601        $31,340
================================================= ============== ============== ============== ============== ==============


See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


-------------------------------------------------------------------------------- -------------------------------------------
                                                                                            Six Months Ended
                                                                                                June 30,
-------------------------------------------------------------------------------- -------------------------------------------
                                                                                       2000                  1999
-------------------------------------------------------------------------------- ---------------------------------------- --
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers and clearing firm                                    $ 31,404              $ 21,096
    Cash paid to suppliers and employees                                               (31,248)              (23,285)
    Interest received                                                                    1,212                   811
    Income taxes paid                                                                   (1,510)                 (443)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                     (142)               (1,821)
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities                                          2,765                 9,173
    Purchases of:
       Office equipment                                                                   (237)                 (307)
       Investment securities                                                              (756)               (5,434)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by investing activities                                                1,772                 3,432
-------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                               615                    68
    Repurchase of common stock                                                              --                (2,247)
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash provided by (used in) financing activities                                        615                (2,179)
-------------------------------------------------------------------------------- --------------------- ---------------------

Increase (decrease) in cash and cash equivalents                                         2,245                  (568)

Cash and cash equivalents at beginning of period                                         8,018                 2,689

-------------------------------------------------------------------------------- --------------------- ---------------------
Cash and cash equivalents at end of period                                             $10,263                $2,121
================================================================================ ===================== =====================


See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)


-------------------------------------------------------------------------------- -------------------------------------------
                                                                                            Six Months Ended
                                                                                                June 30,
-------------------------------------------------------------------------------- -------------------------------------------
                                                                                         2000                  1999
-------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                               (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Net income                                                                          $1,761                  $678
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                                  495                   563
            Net unrealized loss  on investment securities                                1,290                   367
            Net realized gain on sale of investment securities                            (699)               (1,239)
            Deferred income taxes                                                         (348)                 (183)
            (Increase) decrease in:
               Receivable from clearing firm                                            (3,495)                  588
               Miscellaneous receivables                                                (1,129)                  271
               Trading securities, at market                                             3,610                (2,981)
               Income tax receivable                                                                             227
               Other assets                                                                 61                    52
            Increase (decrease) in:
               Securities sold but not yet purchased, at market                           (330)                  548
               Accrued compensation                                                       (776)                 (418)
               Other accounts payable and accrued expenses                                (595)                 (294)
               Income taxes payable                                                         13                    --
-------------------------------------------------------------------------------- --------------------- ---------------------
Net cash used in operating activities                                                    ($142)              ($1,821)
================================================================================ ===================== =====================


See accompanying Notes to Consolidated Financial Statements.

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The accompanying consolidated financial statements of Kinnard Investments, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

              The consolidated statement of financial condition as of June 30, 2000 and other financial information for the three and six month periods ended June 30, 2000 and 1999, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods have been included.

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

             PRO FORMA STATEMENT OF OPERATIONS DATA
             (IN THOUSANDS, EXCEPT PER SHARE DATA)
             (UNAUDITED)


             ----------------------------------------------------------------------------
             Six-month period ended June 30, 2000
             ----------------------------------------------------------------------------
             Revenues                                                     $  49,252
             Expenses                                                     $  32,440
             ----------------------------------------------------------------------------
             Income before income taxes                                      16,812
             Income tax expense                                               6,725
             ----------------------------------------------------------------------------
             Net income                                                   $  10,087
             ============================================================================

             Earnings per common share:
                 Basic                                                    $    2.07
                 Diluted                                                  $    1.96

             Book value per common share:                                 $    8.08
             ----------------------------------------------------------------------------


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

                   KINNARD INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.       SEGMENTS (CONTINUED)

              Information concerning operations in these segments of business is as follows:


                                                                         (IN THOUSANDS)
                     ---------------------------------------------------------------------------------------------------------------
                                                           Three months ended                        Six months ended
                     ---------------------------------------------------------------------------------------------------------------
                     June 30,                               2000               1999                2000                1999
                     ---------------------------------------------------------------------------------------------------------------
                      Revenue:
                        Retail sales                        $8,348             $7,096            $19,607              $13,992
                        Equity capital markets               3,429              2,628              9,026                5,061
                        Fixed income                         1,193              2,467              3,075                3,879
                        Other                                  247                615                531                1,692
                     ---------------------------------------------------------------------------------------------------------------
                                                            13,217             12,806             32,239               24,624
                     ===============================================================================================================
                      Pretax income (loss):
                        Retail sales                         1,482              1,277              3,898                2,457
                        Equity capital markets                 222                (57)             1,296                 (480)
                        Fixed income                            50                662                485                  898
                        Other                               (1,330)            (1,305)            (2,743)              (1,710)
                     ---------------------------------------------------------------------------------------------------------------
                                                              $424               $577             $2,936               $1,165
                     ===============================================================================================================


NOTE 5.       PENDING ACQUISITION

              On June 5, 2000, the Company entered into a definitive merger agreement with Stockwalk.com Group, Inc. (Stockwalk) and SW Acquisition, Inc., a subsidiary of Stockwalk, whereby the Company's securities brokerage and investment banking firms will be combined under the Stockwalk holding company.

              Under the terms of the merger agreement, the Company's shareholders will receive $6.00 in cash and a fraction of a share of Stockwalk common stock in exchange for each share of the Company's common stock that they own. The number of shares of Stockwalk common stock to be received will be determined based upon the average closing price of Stockwalk common stock for the 20 trading days ending on the trading day immediately prior to the date on which all of the conditions in the merger agreement have been satisfied.

              If the average closing price of Stockwalk common stock during the measurement period is between $9.00 and $15.00 per share, the Company's shareholders will receive one-half of a share of Stockwalk common stock together with $6.00 in cash for each share of the Company's common stock that they own. If the average closing price of Stockwalk common stock during the measurement period is above $15.00 per share, the Company's shareholders will receive a fraction of a share of Stockwalk common stock with a nominal value equal to $7.50, together with $6.00 in cash, for each share of the Company's common stock that they own. If the average closing price of Stockwalk common stock during the measurement period is less than $9.00 per share, the Company's shareholders will receive a fraction of a share of Stockwalk common stock with a nominal value equal to $4.50, together with $6.00 in cash, for each share of the Company's common stock that they own.

              The merger is subject to regulatory and shareholder approval, and is expected to be completed in the third quarter of 2000. The meeting of the Company's shareholders to approve the merger transaction has been scheduled for September 5, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

The following table sets forth a summary of second quarter increases (decreases) in segment revenue and expenses for 2000 versus 1999:


--------------------------------- ---------------------------------- ----------------------------------
--------------------------------- ---------------------------------- ----------------------------------
                                                            (IN THOUSANDS)

                                            Three months                        Six months
                                                Ended                              ended
                                            June 30, 2000                      June 30, 2000
                                  ---------------- ----------------- ----------------- ----------------
                                       Change             %               Change              %
                                  ---------------- ----------------- ----------------- ----------------
Operating Revenues:
     Retail sales                        $ 1,252           17.6%            $ 5,615          40.1%
     Equity capital markets                  801           30.5               3,965          78.3
     Fixed income                         (1,274)         (51.6)               (804)        (20.7)
     Other                                  (368)         (59.8)             (1,161)        (68.6)
                                  ---------------- ----------------- ----------------- ----------------
Total operating revenues                     411            3.2               7,615          30.9
                                  ---------------- ----------------- ----------------- ----------------

Operating income:
     Retail sales                            205           16.1               1,441          58.7
     Equity capital markets                  279            N.M.              1,776           N.M.
     Fixed income                           (612)         (92.5)               (413)        (46.0)
     Other                                   (25)          (1.9)             (1,033)        (60.4)
                                  ---------------- ----------------- ----------------- ----------------
Pretax income                               (153)         (26.5)              1,771         152.0
                                  ---------------- ----------------- ----------------- ----------------

Income tax expense                           (83)         (32.8)                688         141.3
                                  ---------------- ----------------- ----------------- ----------------
Net income                               $   (70)         (21.6%)             1,083         159.7%
================================= ================ ================= ================= ================


Quarterly and six-month operating revenues improved compared to last year due to increased retail sales force productivity and increased corporate finance transactions. A portion of the increase was offset by a decline in fixed income origination activity and losses in the investment account. Increased compensation expenses based on year-to-date profitability as well as investment portfolio losses and merger-related expenses contributed to a decrease in net income in the second quarter of 2000 compared to the second quarter of 1999.

RETAIL SALES. The Retail Sales business segment consists of various branch locations and the financial services division. Revenue is generated primarily on commissions generated by the sale of financial products and services to individual investors.

The $1.3 million or 17.6% increase in retail revenues over the second quarter of 1999 and the $5.6 million or 40.1% increase over the six months ended June 30, 1999 were a result of increased transaction levels and improved investment executive productivity. Revenues from OTC principal and agency equity transactions and options, as well as revenues from corporate finance offerings increased significantly over the same period of the prior year. In addition, managed account fees increased over 50% compared to the first six months of last year as total assets in the managed account program continue to grow.

The operating profit of Retail Sales in the six months ended June 30, 2000 was $3.9 million, an increase of $1.4 million or 58.7% over the first six months of 1999. The improvement in profits was commensurate with the increase in revenues. Operating leverage on fixed costs within retail increased as salaries and benefits expenses were flat versus the prior year, while certain fixed costs were reduced as a result of closing unprofitable branch offices.

EQUITY CAPITAL MARKETS. Equity Capital Markets consists of equity trading, institutional sales, research and investment banking. Investment banking includes the fees earned on public equity underwritings, private placements and merger and acquisition transactions.

The increase in Equity Capital Markets revenue was the result of a $1.6 million or 98% increase in trading revenue from $1.7 million in the first six months of 1999 to $3.3 million in the six months ended June 30, 2000. Investment banking revenues increased substantially as the Company generated $321,000 in revenue from the E-Funds public offering in the second quarter of 2000, and generated additional revenue from several private placement offerings completed during the second quarter of 2000. There were no significant investment banking transactions in the first six months of 1999. The timing and magnitude of investment banking activity can vary significantly from period to period based on market conditions and investor appetite for new equity offerings.

Equity Capital Markets group operating income of $1,296,000 in the first six months of 2000 compares to an operating loss of $480,000 in the first six months of 1999. The increase is primarily the result of higher trading and investment banking revenues offset by commission expense and other variable compensation expense. Salaries expense for the group declined significantly from the first six months of 1999 as a more focused strategy for corporate finance and research was implemented in the first six months of 2000.

FIXED INCOME. Fixed Income includes the origination, trading and institutional sale of fixed income securities. The Fixed Income group results are driven largely by the activity of the originations department which raises capital for municipal and corporate clients located primarily in the Upper Midwest.

Fixed Income revenues decreased by $804,000 or 20.7% from the first six months of 1999. Fixed income origination revenue decreased $448,000 from the first six months of 1999 as a result of a decrease in the number and size of bond originations. Revenues for the institutional sales and trading of other fixed income securities were down reflecting the continued trend of low volume for originations and sales activities which started in the fourth quarter of 1999. Fixed income operating income decreased $413,000 from the first six months of 1999 reflecting the lower revenues for both originations and trading partially offset by lower incentive compensation and occupancy costs.

CORPORATE. Corporate consists of the Company's investment portfolio and various administrative functions including Accounting, Human Resources and Marketing, which are required to support revenue generating business units.

The operating loss in Corporate increased by $1.0 million or 60.4% as a result of losses on the investment account during the first six months of 2000. The net loss on the investment account of $591,000 in the six month period ended June 30, 2000 compares to a net gain of $872,000 in the first six months of 1999. The Company's investment account has historically been a volatile source of income, and may change significantly from period to period. A portion of the losses versus the comparable period of 1999 were offset by operating cost savings of $700,000 from the first six months of 1999. Incentive compensation and benefits costs based on Company profitability increased for the six months ended June 30, 2000 versus the same period last year commensurate with increases in corporate profitability over the same period.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

A large portion of the Company's assets are cash and assets readily convertible to cash. The liquid portions of the Company's trading and investment securities are stated at quoted market values and are readily marketable. The less liquid portions of trading and investment securities, which totaled $1,144,000 at June 30, 2000, are stated at fair value, which is determined by management consistent with prior pricing practices.

Between December 31, 1999 and June 30, 2000 trading securities decreased $3.6 million and securities sold but not yet purchased decreased by $330,000. Both long and short inventories are generally maintained to facilitate customer transactions rather than for market speculation.

Based on the Company's current liquidity positions, available bank line and operating plans, it is anticipated that the Company has sufficient resources to meet the cash requirements of its operations in the foreseeable future.

INVESTING ACTIVITIES
The Company's investment account is invested in fixed income securities, publicly traded equity securities and privately placed equity securities. Equity securities, including warrants and private placement securities, are frequently held as a form of compensation for past investment banking services performed by the Company. The Company may utilize outside advisors to manage a portion of the investment portfolio consistent with the Company's investment policy.

The value of certain securities held in the investment account may fluctuate significantly, with the resulting valuation changes being reported as net gains or losses on the investment account. These fluctuations in value may have a material impact on reported earnings.

FINANCING ACTIVITIES
John G. Kinnard maintains two discretionary credit facilities in order to meet short-term operating needs totaling $10 million. At December 31, 1999 and June 30, 2000 there were no outstanding balances under these facilities.

During the first six months of 2000, the Company repurchased no shares of its common stock. For the full year of 1999, a total of 760,000 shares were repurchased at a cost of $3.6 million. Remaining shares authorized by the Board of Directors for repurchase at June 30, 2000 are 1,231,491.

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

The Company has evaluated its financial securities and underwriting commitments at June 30, 2000 and assessed the related market risk. This inventory is turned over frequently throughout the year. Based on this evaluation, in the opinion of management, the market risk associated with the Company's financial securities may have a material effect on the earnings in a particular period, but will not have a material adverse effect on the financial condition of the Company.

PART II.  OTHER INFORMATION

         ITEM 1 .  LEGAL PROCEEDINGS

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (a)  EXHIBITS

                          11    Statement Regarding Computation of Per Share
                                Earnings
                          27 Financial Data Schedule (filed in electronic format only)

                     (b)  REPORTS ON FORM 8-K

                          The following reports on Form 8-K were filed during the second quarter of 2000:

                          - The Company filed a Current Report on Form 8-K dated June 7, 2000, announcing that it had entered into an Agreement and Plan of Merger, dated
                             June 5, 2000, with Stockwalk.com Group, Inc.

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



Dated:              August 9, 2000

                            KINNARD INVESTMENTS, INC.
                        (Commission File Number: 0-9377)

                                  EXHIBIT INDEX
                                       for
             Form 10-Q for the quarterly period ended June 30, 2000




   EXHIBIT
   -------
       11        Statement Regarding Computation of Per Share Earnings (filed in electronic form only)
       27        Financial Data Schedule (filed in electronic form only)